Form 10-Q
period 2025-06-30
Citizens Community Bancorp Inc.
filed 2025-08-07
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 7, 2025 there were 9,870,287 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2025 (unaudited) and December 31, 2024
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$67,454	$50,172
Available for sale ("AFS") securities, at fair value (amortized cost of $155,503, net of allowance for credit losses of $0 at June 30, 2025 and amortized cost of $165,604, net of allowance for credit losses of $0 at December 31, 2024)	134,773	142,851
Held to maturity ("HTM") securities, at amortized cost (fair value of $65,012, net of allowance for credit losses of $0 at June 30, 2025 and fair value of $65,622, net of allowance for credit losses of $0 at December 31, 2024)	83,029	85,504
Equity investments	5,741	4,702
Other investments	12,379	12,500
Loans receivable	1,345,620	1,368,981
Allowance for credit losses	(21,347)	(20,549)
Loans receivable, net	1,324,273	1,348,432
Loans held for sale	6,063	1,329
Mortgage servicing rights, net	3,548	3,663
Office properties and equipment, net	16,357	17,075
Accrued interest receivable	6,123	5,653
Intangible assets	621	979
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	895	915
Bank owned life insurance ("BOLI")	26,494	26,102
Other assets	15,916	17,144
TOTAL ASSETS	$1,735,164	$1,748,519

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,478,416	$1,488,148
Federal Home Loan Bank (“FHLB”) advances	—	5,000
Other borrowings	61,722	61,606
Other liabilities	11,564	14,681
Total liabilities	1,551,702	1,569,435

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,991,997 and 9,981,996 shares issued and outstanding, respectively	100	100
Additional paid-in capital	114,537	114,564
Retained earnings	83,709	80,840
Accumulated other comprehensive loss	(14,884)	(16,420)
Total stockholders’ equity	183,462	179,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,735,164	$1,748,519
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and dividend income:
Interest and fees on loans	$20,105	$19,921	$38,707	$40,089
Interest on investments	2,397	2,542	4,898	5,053
Total interest and dividend income	22,502	22,463	43,605	45,142
Interest expense:
Interest on deposits	8,287	9,338	16,884	18,547
Interest on FHLB and FRB borrowed funds	1	576	12	1,088
Interest on other borrowed funds	903	973	1,804	2,026
Total interest expense	9,191	10,887	18,700	21,661
Net interest income before provision for credit losses	13,311	11,576	24,905	23,481
Provision for credit losses	1,350	(1,525)	1,100	(2,325)
Net interest income after provision for credit losses	11,961	13,101	23,805	25,806
Non-interest income:
Service charges on deposit accounts	432	490	855	961
Interchange income	564	579	1,082	1,120
Loan servicing income	565	526	1,124	1,108
Gain on sale of loans	699	226	1,419	1,246
Loan fees and service charges	237	309	357	539
Net gains (losses) on equity securities	99	(658)	109	(491)
Bank Owned Life Insurance (BOLI) death benefit	—	184	—	184
Other	240	257	483	510
Total non-interest income	2,836	1,913	5,429	5,177
Non-interest expense:
Compensation and related benefits	6,008	5,675	11,605	11,158
Occupancy	1,196	1,333	2,483	2,700
Data processing	1,753	1,525	3,472	3,122
Amortization of intangible assets	179	179	358	358
Mortgage servicing rights expense, net	148	116	288	264
Advertising, marketing and public relations	194	186	361	350
FDIC premium assessment	191	200	389	405
Professional services	432	347	940	913
Losses (gains) on repossessed assets, net	—	(18)	4	(18)
Other	649	756	1,313	1,824
Total non-interest expense	10,750	10,299	21,213	21,076
Income before provision for income taxes	4,047	4,715	8,021	9,907
Provision for income taxes	777	1,040	1,554	2,144
Net income attributable to common stockholders	$3,270	$3,675	$6,467	$7,763
Per share information:
Basic earnings	$0.33	$0.35	$0.65	$0.75
Diluted earnings	$0.33	$0.35	$0.65	$0.75
Cash dividends paid	$—	$—	$0.36	$0.32
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six months ended June 30, 2025 and 2024
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to common stockholders	$3,270	$3,675	$6,467	$7,763
Other comprehensive income (loss), net of tax:
Securities available-for-sale
Net unrealized gains (losses) arising during period, net of tax	81	503	1,536	(199)
Reclassification for net loss on exchanged security, included in net income, net of tax	—	130	—	130
Other comprehensive income (loss), net of tax	81	633	1,536	(69)
Comprehensive income	$3,351	$4,308	$8,003	$7,694
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2025
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	3,197	—	3,197
Other comprehensive income, net of tax	—	—	—	—	1,455	1,455
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(11,481)	—	(183)	—	—	(183)
Restricted common stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Stock based compensation expense	—	—	68	—	—	68
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance at March 31, 2025	9,989,536	100	114,477	80,439	(14,965)	180,051
Net income	—	—	—	3,270	—	3,270
Other comprehensive income, net of tax	—	—	—	—	81	81
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(539)	—	(7)	—	—	(7)
Common stock options exercised	3,000	—	33	—	—	33
Stock based compensation expense	—	—	34	—	—	34
Balance at June 30, 2025	9,991,997	$100	$114,537	$83,709	$(14,884)	$183,462
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2025 and 2024
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income attributable to common stockholders	$6,467	$7,763
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(18)	(39)
Depreciation expense	1,044	1,113
Provision for credit losses	1,100	(2,325)
Net (gains) losses on equity securities	(109)	491
Increase in mortgage servicing rights resulting from transfers of financial assets	(173)	(130)
Mortgage servicing rights amortization	288	264
Amortization of intangible assets	358	358
Stock based compensation expense	102	316
(Increase) decrease in deferred income taxes	(152)	355
Increase in cash surrender value of life insurance	(392)	(560)
Net gains from disposals of foreclosed and repossessed assets	(11)	(18)
Provision for valuation allowance on foreclosed properties	15	—
Gain on sale of loans held for sale, net	(1,419)	(1,246)
Proceeds from sale of loans held for sale	37,074	28,441
Originations of loans held for sale	(40,389)	(21,697)
Proceeds from insurance claim on foreclosed and repossessed assets	—	27
Amortization of debt issuance costs	116	116
Net change in:
Accrued interest receivable and other assets	423	(709)
Other liabilities	(3,117)	1,750
Total adjustments	(5,260)	6,507
Net cash from operating activities	1,207	14,270
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance ("BOLI") death benefit	—	499
Purchase of available for sale securities	(1,948)	—
Proceeds from principal payments and maturities of available for sale securities	8,874	7,045
Proceeds from calls of available for sale securities	3,200	—
Proceeds from principal payments and maturities of held to maturity securities	2,468	2,618
Equity investment capital distribution	—	170
Purchase of equity investments	(930)	(150)
Net sales of other investments	121	1,847
Proceeds from sales of foreclosed and repossessed assets	43	201
Net decrease in loans	23,032	32,726
Net capital expenditures	(326)	(527)
Proceeds from disposal of office properties and equipment	—	13
Net cash from investing activities	34,534	44,442

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	—	(27,500)
Federal Home Loan Bank advance call payments	—	(10,000)
Federal Home Loan Bank advance long-term maturities	(5,000)	(10,530)
Other borrowings principal reductions	—	(6,083)
Net (decrease) increase in deposits	(9,732)	448
Repurchase shares of common stock	—	(1,834)
Surrender of restricted shares of common stock	(190)	(119)
Common stock options exercised	61	—
Cash dividends paid	(3,598)	(3,346)
Net cash from financing activities	(18,459)	(58,964)
Net increase (decrease) in cash and cash equivalents	17,282	(252)
Cash and cash equivalents at beginning of period	50,172	37,138
Cash and cash equivalents at end of period	$67,454	$36,886

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$15,493	$14,897
Interest on borrowings	$1,687	$3,044
Income taxes	$1,093	$1,487
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$73

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of June 30, 2025, through the date on which the consolidated financial statements were available to be issued on August 7, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of the quarterly report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $864 and $920 at June 30, 2025 and December 31, 2024, respectively. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at June 30, 2025.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,379 at June 30, 2025, consisted of $3,738 of FHLB stock, $5,723 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock. Other investments totaling $12,500 at December 31, 2024, consisted of $3,865 of FHLB stock and $5,717 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,881 and $4,467 at June 30, 2025 and December 31, 2024, respectively.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2025, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2024, and no circumstances arose after October 31, 2024, that indicated impairment existed at December 31, 2024, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2024, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
New Markets Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022 and the third quarter of 2024, the Company made investments in LLC’s that are sponsoring community development projects that have been awarded New Markets Tax Credits (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. These investments are Community Reinvestment Act eligible and are designed to generate a return primarily through the realization of the tax credit. These LLC’s are considered a Variable Interest Entity (VIE) as the Company represents the holder of the equity investment at risk. However, the Company does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Company is not the primary beneficiary of the VIE and the LLCs have not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023, the investments are accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense.
As of June 30, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,960. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2025, there were no known instances of noncompliance associated with either investment.
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
Federal Home Loan Bank (“FHLB”) advances - The Bank held no short-term or long-term FHLB advances as of June 30, 2025. The Bank held no short-term FHLB advances and $5,000 long-term FHLB advances as of December 31, 2024. For cash flow purposes the short-term FHLB advances, if any, are disclosed net with original maturities of three months or less.
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
The Company’s effective tax rates were 19.2% and 22.1% for the three months ended June 30, 2025 and June 30, 2024, respectively, and 19.4% and 21.6% for the six months ended June 30, 2025 and June 30, 2024, respectively.
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
At June 30, 2025, the Company had $6,243 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of June 30, 2025.
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
Operating Segments—The Chief Operating Decision Maker (as defined in Note 13) regularly reviews consolidated financial statements, as well as detailed revenue and net interest income and expense results in order to assess the Company’s performance and allocate resources. While the Chief Operating Decision Maker monitors the revenue streams of the various banking products and services, financial performance is evaluated and resource allocation decisions are made on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by the Chief Operating Decision Maker to be the Company’s sole reportable operating segment.
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
ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative – This ASU, issued in October 2023, provides for changes to clarify or improve consistency of disclosure and presentation requirements on a variety of topics. This ASU has various effective dates, coinciding with the SEC’s removal of each specific change from Regs S-X and S-K, with early adoption permitted. The Company has adopted all applicable disclosure requirements set forth in this update with no material impact on the Company’s financial condition or results of operations.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2025 and December 31, 2024, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
U.S. government agency obligations	$12,193	$26	$78	$12,141
Mortgage-backed securities	85,087	—	17,584	67,503
Corporate debt securities	41,191	77	2,901	38,367
Asset-backed securities	17,032	1	271	16,762
Total available-for-sale securities	$155,503	$104	$20,834	$134,773

December 31, 2024
U.S. government agency obligations	$13,853	$28	$128	$13,753
Mortgage-backed securities	87,762	—	19,376	68,386
Corporate debt securities	44,931	111	3,326	41,716
Asset-backed securities	19,058	43	105	18,996
Total available-for-sale securities	$165,604	$182	$22,935	$142,851
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of June 30, 2025 and December 31, 2024, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2025
Obligations of states and political subdivisions	$400	$—	$19	$381
Mortgage-backed securities	82,629	6	18,004	64,631
Total held-to-maturity securities	$83,029	$6	$18,023	$65,012

December 31, 2024
Obligations of states and political subdivisions	$500	$—	$22	$478
Mortgage-backed securities	85,004	4	19,864	65,144
Total held-to-maturity securities	$85,504	$4	$19,886	$65,622
At June 30, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $33,158 as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $284 and mortgage-backed securities with a carrying value of $1,719 as collateral against specific municipal deposits. As of June 30, 2025, the Bank also has mortgage-backed securities with a carrying value of $444 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the six month periods ended June 30, 2025, and June 30, 2024, there were no sales of available for sale securities.
The estimated fair value of securities at June 30, 2025 and December 31, 2024, by contractual maturity, is shown below.

	June 30, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,029	$3,984	$4,526	$4,487
Due after one year through five years	6,313	6,383	8,652	8,715
Due after five years through ten years	38,587	35,674	41,380	38,033
Due after ten years	21,487	21,229	23,284	23,230
Total securities with contractual maturities	70,416	67,270	77,842	74,465
Mortgage-backed securities	85,087	67,503	87,762	68,386
Total available for sale securities	$155,503	$134,773	$165,604	$142,851

	June 30, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$98	$100	$100
Due after one year through five years	300	283	400	378
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	400	381	500	478
Mortgage-backed securities	82,629	64,631	85,004	65,144
Total held to maturity securities	$83,029	$65,012	$85,504	$65,622

Securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
U.S. government agency obligations	$1,489	$10	$5,688	$68	$7,177	$78
Mortgage-backed securities	2,713	66	64,790	17,518	67,503	17,584
Corporate debt securities	—	—	31,508	2,901	31,508	2,901
Asset-backed securities	5,450	32	10,396	239	15,846	271
Total	$9,652	$108	$112,382	$20,726	$122,034	$20,834
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Asset-backed securities	939	1	12,210	104	13,149	105
Total	$9,143	$138	$118,004	$22,797	$127,147	$22,935

At June 30, 2025 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At June 30, 2025, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2025, and December 31, 2024, follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$691,843	51.4%	$707,009	51.7%
Agricultural real estate	68,965	5.1%	72,738	5.3%
Multi-family real estate	238,823	17.8%	220,706	16.1%
Construction and land development	70,008	5.2%	78,146	5.7%
C&I/Agricultural operating:
Commercial and industrial	109,048	8.1%	115,535	8.4%
Agricultural operating	31,895	2.4%	31,017	2.3%
Residential mortgage:
Residential mortgage	125,436	9.3%	131,892	9.6%
Purchased HELOC loans	2,368	0.2%	2,956	0.2%
Consumer installment:
Originated indirect paper	2,959	0.2%	3,970	0.3%
Other consumer	4,275	0.3%	5,012	0.4%
Total loans receivable	$1,345,620	100%	$1,368,981	100%
Less: Allowance for credit losses	(21,347)		(20,549)
Net loans receivable	$1,324,273		$1,348,432

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
As of June 30, 2025, and December 31, 2024, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of June 30, 2025, and gross charge-offs for the six months ended June 30, 2025:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$44,115	$50,606	$74,412	$102,712	$200,569	$194,917	$9,209	$—	$676,540
Risk rating 6	—	—	1,301	2,218	39	3,528	—	—	7,086
Risk rating 7	—	170	671	1,100	2,076	4,200	—	—	8,217
Total	$44,115	$50,776	$76,384	$106,030	$202,684	$202,645	$9,209	$—	$691,843
Current period gross charge-offs	$—	$—	$—	$51	$—	$—	$—	$—	$51
Agricultural real estate
Risk rating 1 to 5	$8,567	$2,843	$6,435	$16,349	$9,790	$18,751	$644	$—	$63,379
Risk rating 6	—	—	—	—	—	138	—	—	138
Risk rating 7	—	—	201	20	4,861	366	—	—	5,448
Total	$8,567	$2,843	$6,636	$16,369	$14,651	$19,255	$644	$—	$68,965
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$20,800	$8,679	$7,711	$56,597	$89,326	$46,306	$431	$—	$229,850
Risk rating 6	—	—	—	—	8,973	—	—	—	8,973
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$20,800	$8,679	$7,711	$56,597	$98,299	$46,306	$431	$—	$238,823
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$19,356	$13,758	$24,874	$9,481	$329	$2,124	$86	$—	$70,008
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$19,356	$13,758	$24,874	$9,481	$329	$2,124	$86	$—	$70,008
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$8,161	$16,884	$8,605	$26,589	$9,522	$10,511	$20,955	$—	$101,227
Risk rating 6	240	810	1,516	2,868	69	158	856	—	6,517
Risk rating 7	—	—	370	17	381	—	536	—	1,304
Total	$8,401	$17,694	$10,491	$29,474	$9,972	$10,669	$22,347	$—	$109,048
Current period gross charge-offs	$—	$—	$36	$16	$—	$—	$35	$—	$87
Agricultural operating
Risk rating 1 to 5	$3,613	$1,919	$2,668	$2,236	$385	$1,852	$18,769	$—	$31,442
Risk rating 6	—	—	47	—	33	202	171	—	453
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$3,613	$1,919	$2,715	$2,236	$418	$2,054	$18,940	$—	$31,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$3,204	$10,928	$26,288	$29,641	$7,016	$28,110	$17,643	$—	$122,830
Risk rating 7	—	—	—	—	135	2,371	100	—	2,606
Total	$3,204	$10,928	$26,288	$29,641	$7,151	$30,481	$17,743	$—	$125,436
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$2,251	$—	$2,251
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$2,368	$—	$2,368
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$2,927	$—	$—	$2,927
Risk rating 7	—	—	—	—	—	32	—	—	32
Total	$—	$—	$—	$—	$—	$2,959	$—	$—	$2,959
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Other consumer
Risk rating 1 to 5	$738	$1,109	$900	$535	$262	$262	$467	$—	$4,273
Risk rating 7	—	2	—	—	—	—	—	—	2
Total	$738	$1,111	$900	$535	$262	$262	$467	$—	$4,275
Current period gross charge-offs	$—	$3	$10	$—	$—	$—	$4	$—	$17
Total loans receivable	$108,794	$107,708	$155,999	$250,363	$333,766	$316,755	$72,235	$—	$1,345,620
Total current period gross charge-offs	$—	$3	$46	$67	$—	$1	$39	$—	$156

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and six months ended June 30, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,244	$1,430	$2,338	$193	$20,205
Charge-offs	—	(67)	—	(7)	(74)
Recoveries	52	1	—	5	58
Additions/reversals to ACL - Loans via provision for credit losses charged to operations	868	294	9	(13)	1,158
ACL - Loans, at end of period	$17,164	$1,658	$2,347	$178	$21,347

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(87)	—	(18)	(156)
Recoveries	92	46	1	8	147
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	607	369	(143)	(26)	807
ACL - Loans, at end of period	$17,164	$1,658	$2,347	$178	$21,347

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $627 at June 30, 2025, and $334 at December 31, 2024, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and six months ended June 30, 2025, and the twelve months ended December 31, 2024.

	June 30, 2025 and Three Months Ended	June 30, 2025 and Six Months Ended
ACL - Unfunded Commitments - beginning of period	$435	$334
Additions (reversals) to ACL - Unfunded Commitments via provision for credit losses charged to operations	192	293
ACL - Unfunded Commitments - End of period	$627	$627

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

	June 30, 2025 and Three Months Ended	June 30, 2024 and Three Months Ended	June 30, 2025 and Six Months Ended	June 30, 2024 and Six Months Ended
Provision for credit losses on:
Loans	$1,158	$(1,262)	$807	$(1,787)
Unfunded Commitments	192	(263)	293	(538)
Total provision for credit losses	$1,350	$(1,525)	$1,100	$(2,325)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2025, and December 31, 2024, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
June 30, 2025
Commercial/Agricultural real estate:
Commercial real estate	$7,962	$170	$45	$8,177	$683,666	$691,843
Agricultural real estate	—	—	—	—	68,965	68,965
Multi-family real estate	—	—	—	—	238,823	238,823
Construction and land development	—	—	—	—	70,008	70,008
C&I/Agricultural operating:
Commercial and industrial	—	1,324	405	1,729	107,319	109,048
Agricultural operating	—	—	—	—	31,895	31,895
Residential mortgage:
Residential mortgage	2,858	414	566	3,838	121,598	125,436
Purchased HELOC loans	—	—	—	—	2,368	2,368
Consumer installment:
Originated indirect paper	1	—	—	1	2,958	2,959
Other consumer	12	1	—	13	4,262	4,275
Total	$10,833	$1,909	$1,016	$13,758	$1,331,862	$1,345,620

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$857	$322	$367	$1,546	$705,463	$707,009
Agricultural real estate	26	—	556	582	72,156	72,738
Multi-family real estate	—	—	—	—	220,706	220,706
Construction and land development	—	—	—	—	78,146	78,146
C&I/Agricultural operating:
Commercial and industrial	566	50	564	1,180	114,355	115,535
Agricultural operating	—	—	793	793	30,224	31,017
Residential mortgage:
Residential mortgage	1,873	796	500	3,169	128,723	131,892
Purchased HELOC loans	—	—	117	117	2,839	2,956
Consumer installment:
Originated indirect paper	25	—	—	25	3,945	3,970
Other consumer	27	—	—	27	4,985	5,012
Total	$3,374	$1,168	$2,897	$7,439	$1,361,542	$1,368,981

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at June 30, 2025, December 31, 2024, and June 30, 2024, with no allowance for credit losses:

June 30, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$5,013	$4,807	$—
Agricultural real estate	5,447	5,247	—
C&I/Agricultural operating:
Commercial and industrial	600	453	—
Residential mortgage:
Residential mortgage	432	432	521
Purchased HELOC loans	117	117	—
Total	$11,609	$11,056	$521

December 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,594	$4,374	$—
Agricultural real estate	6,222	6,020	—
Construction and land development	103	103	—
C&I/Agricultural operating:
Commercial and industrial	597	564	—
Agricultural operating	793	793	—
Residential mortgage:
Residential mortgage	741	548	186
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Total	$13,168	$12,520	$186

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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of June 30, 2025, and December 31, 2024.

	Collateral Type
June 30, 2025	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$12,680	$—	$12,680	$7,149	$5,531	$406
Agricultural real estate	5,447	—	5,447	5,246	201	99
C&I/Agricultural operating:
Commercial and industrial	—	1,916	1,916	1,066	850	162
Agricultural operating	—	—	—	—	—	—
Residential mortgage:
Residential mortgage	2,612	—	2,612	2,612	—	—
Consumer installment:
Originated indirect paper	—	32	32	32	—	—
Other consumer	—	2	2	2	—	—
Total	$20,739	$1,950	$22,689	$16,107	$6,582	$667

	Collateral Type
December 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,004	$—	$9,004	$6,597	$2,407	$258
Agricultural real estate	6,222	—	6,222	6,020	202	99
Construction and land development	103	—	103	103	—	—
C&I/Agricultural operating:
Commercial and industrial	—	1,806	1,806	1,146	660	49
Agricultural operating	—	793	793	793	—	—
Residential mortgage:
Residential mortgage	3,066	—	3,066	2,773	293	49
Consumer installment:
Originated indirect paper	—	25	25	25	—	—
Other consumer	—	2	2	2	—	—
Total	$18,395	$2,626	$21,021	$17,459	$3,562	$455
There were no outstanding commitments to borrowers experiencing financial difficulty as of June 30, 2025. There were unused lines of credit totaling $29 on loans with borrowers experiencing financial difficulties as of June 30, 2025.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended June 30, 2025:

Term Extension
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$164	0.02%

Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$4,263	0.62%
Agricultural real estate	$200	0.29%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 2 months was added to the term of the loan

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Agricultural real estate	Payments were deferred a weighted average of 9 months

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended June 30, 2025:

Term Extension
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$164	0.02%
Commercial and industrial	$661	0.61%
Agricultural operating	$171	0.54%
Residential mortgage	$17	0.01%

Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$5,738	0.83%
Agricultural real estate	$200	0.29%
Residential mortgage	$120	0.10%

Term Extension and Principal Forgiveness
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Other consumer	$2	—%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2025:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 2 months was added to the term of the loans
Commercial and industrial	A weighted average of 13 months was added to the term of the loans
Agricultural operating	A weighted average of 8 months was added to the term of the loans
Residential mortgage	A weighted average of 55 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Agricultural real estate	Payments were deferred a weighted average of 9 months
Residential mortgage	Payments were deferred a weighted average of 3 months

Term Extension and Principal Forgiveness
Loan Class	Financial Effect
Other consumer	A weighted average of 3 months was added to the term of the loan and a principal balance of $2 was forgiven

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended June 30, 2024:

Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivables
Commercial and industrial	$920	0.72%
Residential mortgage	$163	0.12%
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
The following table shows the performance of such loans that have been modified during the twelve months ended June 30, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,902	$—	$—	$—
Agricultural real estate	200	—	—	—
Commercial and industrial	661	—	—	—
Agricultural operating	171	—	—	—
Residential mortgage	17	120	—	—
Other consumer	2	—	—	—
Total	$6,953	$120	$—	$—

The following table shows the performance of such loans that have been modified during the twelve months ended June 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,434	$—	$—	$—
Commercial and industrial	2,370	—	—	—
Residential mortgage	14	—	82	149
Total	$6,818	$—	$82	$149

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2025 and December 31, 2024 were $475,220 and $479,578, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,798 and $2,430 at June 30, 2025 and December 31, 2024, respectively.
Mortgage servicing rights activity for the three and six month periods ended June 30, 2025 and June 30, 2024, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,583	$3,779	$3,663	$3,865
Increase in mortgage servicing rights resulting from transfers of financial assets	113	73	173	130
Amortization during the period	(148)	(121)	(288)	(264)
Mortgage servicing rights, end of period	3,548	3,731	3,548	3,731
Valuation allowance:
Valuation allowance, beginning of period	—	(5)	—	—
Additions	—	—	—	(5)
Recoveries	—	5	—	5
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$3,548	$3,731	$3,548	$3,731
Fair value of mortgage servicing rights; end of period	$5,099	$5,425	$5,099	$5,425
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $301 and $310 for the three months ended June 30, 2025 and June 30, 2024, respectively. Servicing fees totaled $602 and $621 for the six months ended June 30, 2025 and June 30, 2024, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at June 30, 2025, was determined using discount rates ranging from 9.5% to 12.5%. Fair value at June 30, 2024, was determined using discount rates ranging from 9.9% to 12.9%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, 2 former bank branch offices, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.25 to 3.00 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of June 30, 2025, we have no lease commitments that have not yet commenced and one lease commitment extension beginning on October 1, 2025. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	June 30, 2025	June 30, 2024
The components of total lease cost were as follows:
Operating lease cost	$204	$237
Variable lease cost	42	58
Total lease cost	$246	$295

The components of total lease income were as follows:
Operating lease income	$43	$21

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$252	$274

	June 30, 2025	December 31, 2024
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$629	$815
Operating lease liabilities (2)	$864	$1,076

Weighted average remaining lease term in years; operating leases	2.63	3.08
Weighted average discount rate; operating leases	3.23%	3.15%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2025	261	27
2026	523	37
2027	458	17
2028	209	16
2029	—	11
Thereafter	—	—
Total	1,451	$108
Less: effects of discounting	(587)
Lease liability recognized	$864

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Non-interest bearing demand deposits	$260,248	$252,656
Interest bearing demand deposits	366,481	355,750
Savings accounts	159,340	159,821
Money market accounts	357,518	369,534
Certificate accounts	334,829	350,387
Total deposits	$1,478,416	$1,488,148

At June 30, 2025, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2025, which is the six months ended:

December 31, 2025	$196,618
December 31, 2026	135,179
December 31, 2027	1,390
December 31, 2028	1,077
December 31, 2029	436
After December 31, 2029	129
Total	$334,829

Certificate accounts of $250 or more were $50,625 and $68,977 at June 30, 2025 and December 31, 2024, respectively.
Brokered deposits were $5,092 at June 30, 2025 and consisted of no brokered certificate accounts and $5,092 of brokered money market accounts. Brokered Deposits were $19,125 at December 31, 2024 and consisted of $14,123 of brokered certificate accounts and $5,002 of brokered money market accounts.
During the quarter ended June 30, 2025, there was one brokered certificate account, totaling $5,489, maturing in the year ended, December 31, 2028, that was called by the Company, and during the quarter ended March 31, 2025, there was one brokered certificate totaling $3,450, maturing in the year ended, December 31, 2025, that was called by the Company.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2025 and December 31, 2024, is as follows:

	June 30, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.75%	6.75%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(278)				(394)
Total other borrowings		$61,722				$61,606

Totals		$61,722				$66,606
(1)    The FHLB advance shown is a fixed rate advance, requires interest-only monthly payments, and is collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,027,330 and $1,075,001 at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $424,392 compared to $424,658 as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5,000 and $81,000, during the six months ended June 30, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of June 30, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 was 1.45%.
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
(5) Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. The note is callable by the Bank when, and anytime after, the floating rate is initially set. On July 7, 2025, the Board of Directors approved the redemption of the entire $15,000 balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR plus 591 basis points. The redemption will occur on September 1, 2025.
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $110,750 and $209,750 at June 30, 2025 and December 31, 2024, respectively.
Federal Reserve Borrowings
At June 30, 2025 and December 31, 2024, the Bank had the ability to borrow $24,665 and $24,942 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33,158 and $33,994 as of June 30, 2025, and December 31, 2024, respectively. There were no Federal Reserve borrowings outstanding as of June 30, 2025, and December 31, 2024.
Federal Funds Purchased Lines of Credit
As of June 30, 2025, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2024, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2025 or December 31, 2024.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2025, and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2025
Total capital (to risk weighted assets)	$226,623	15.7%	$115,689	> =	8.0%	$144,611	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,499	14.4%	86,766	> =	6.0%	115,689	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,499	14.4%	65,075	> =	4.5%	93,997	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,499	12.2%	68,223	> =	4.0%	85,279	> =	5.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2025 and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2025
Total capital (to risk weighted assets)	$235,486	16.3%	$115,867	> =	8.0%
Tier 1 capital (to risk weighted assets)	167,335	11.6%	86,901	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	167,335	11.6%	65,175	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	167,335	9.8%	68,312	> =	4.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of June 30, 2025, 331,968 restricted shares had been granted under this plan. This amount includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2022 and ending December 31, 2024. The amount also includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2021 and ending December 31, 2023. As of June 30, 2025, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2025, there are no awarded unvested restricted shares, and 49,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $34 and $102 for the three and six months ended June 30, 2025, compared to $158 and $316 for the three and six months ended June 30, 2024.

Restricted Common Stock Award

	June 30, 2025		December 31, 2024
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	39,171	$12.48	75,601	$12.41
Granted	—	—	16,955	11.88
Vested	(33,062)	12.50	(53,139)	12.19
Forfeited	—	—	(246)	11.88
Unvested and outstanding at end of period	6,109	$12.36	39,171	$12.48

	June 30, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares awarded above target	1,154	14.00
Vested and issued 2022 performance shares	(16,021)	14.00
Unvested at end of period	18,321	$12.36

	December 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2025
Outstanding at beginning of year	52,000	$11.62
Exercised	(6,000)	10.10
Outstanding at end of period	46,000	$11.82	1.49	$91
Exercisable at end of period	46,000	$11.82	1.49	$91
December 31, 2024
Outstanding at beginning of year	54,000	$11.59
Exercised	(2,000)	11.00
Outstanding at end of year	52,000	$11.62	1.85	$243
Exercisable at end of year	52,000	$11.62	1.85	$243
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2025	Twelve months ended December 31, 2024
Intrinsic value of options exercised	$26	$12
Cash received from options exercised	$61	$22
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At June 30, 2025 and December 31, 2024, the related liability was $222 and $190, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended June 30, 2025 and June 30, 2024, the Company recorded related expense of $72 and $37, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded related expense of $131 and $63, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Investment securities:
U.S. government agency obligations	$12,141	$—	$12,141	$—
Mortgage-backed securities	67,503	—	67,503	—
Corporate debt securities	38,367	—	38,367	—
Asset-backed securities	16,762	—	16,762	—
Total investment securities	134,773	—	134,773	—
Equity Investments:
Farmer Mac equity securities	557	557	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	3,822	—	—	—
Total equity investments	5,741	557	—	1,362
Total	$140,514	$557	$134,773	$1,362

December 31, 2024
Investment securities:
U.S. government agency obligations	$13,753	$—	$13,753	$—
Mortgage-backed securities	68,386	—	68,386	—
Corporate debt securities	41,716	—	41,716	—
Corporate asset backed securities	18,996	—	18,996	—
Total investment securities	142,851	—	142,851	—
Equity Investments:
Farmer Mac equity securities	569	569	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	2,771	—	—	—
Total equity investments	4,702	569	—	1,362
Total	$147,553	$569	$142,851	$1,362

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At June 30, 2025, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. At December 31, 2024, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three and six months ended June 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and six months ended June 30, 2025.

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
Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Foreclosed and repossessed assets, net	$895	$—	$—	$895
Collateral dependent loans	5,915	—	—	5,915
Total	$6,810	$—	$—	$6,810
December 31, 2024
Foreclosed and repossessed assets, net	$915	$—	$—	$915
Collateral dependent loans	3,107	—	—	3,107
Total	$4,022	$—	$—	$4,022
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2025 and December 31, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2025
Foreclosed and repossessed assets, net	$895	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$5,915	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2024
Foreclosed and repossessed assets, net	$915	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,107	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2025		December 31, 2024
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$67,454	$67,454	$50,172	$50,172
Securities available for sale “AFS”	(Level II)	134,773	134,773	142,851	142,851
Securities held to maturity “HTM”	(Level II)	83,029	65,012	85,504	65,622
Farmer Mac equity securities	(Level I)	557	557	569	569
Preferred equity	(Level III)	1,362	1,362	1,362	1,362
Equity investments valued at NAV(1)	N/A	3,822	N/A	2,771	N/A
Other investments	(Level II)	12,379	12,379	12,500	12,500
Loans receivable, net	(Level III)	1,324,273	1,286,469	1,348,432	1,315,657
Loans held for sale - Residential mortgage	(Level I)	2,535	2,535	441	441
Loans held for sale - SBA /FSA	(Level II)	3,528	3,528	888	888
Mortgage servicing rights	(Level III)	3,548	5,099	3,663	5,227
Accrued interest receivable	(Level I)	6,123	6,123	5,653	5,653
Financial liabilities:
Deposits	(Level III)	$1,478,416	$1,477,895	$1,488,148	$1,487,492
FHLB advances	(Level II)	—	—	5,000	4,979
Other borrowings	(Level II)	61,722	59,197	61,606	58,625
Accrued interest payable	(Level I)	3,681	3,681	5,842	5,842
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic
Net income attributable to common stockholders	$3,270	$3,675	$6,467	$7,763
Weighted average common shares outstanding	9,989	10,370	9,989	10,405
Basic earnings per share	$0.33	$0.35	$0.65	$0.75
Diluted
Net income attributable to common stockholders	$3,270	$3,675	$6,467	$7,763
Weighted average common shares outstanding	9,989	10,370	9,989	10,405
Add: Dilutive stock options outstanding	8	3	10	3
Average shares and dilutive potential common shares	9,997	10,373	9,999	10,408
Diluted earnings per share	$0.33	$0.35	$0.65	$0.75
Additional common stock option shares that have not been included due to their antidilutive effect	—	20	—	20
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At June 30, 2025 and June 30, 2024, there were 0 and 20 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the quarterly average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$133	$(52)	$81	$669	$(166)	$503
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	—	168	(38)	130
Other comprehensive income	$133	$(52)	$81	$837	$(204)	$633

	Six Months Ended
	June 30, 2025			June 30, 2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains (losses) on securities:
Net unrealized gains (losses) arising during the period	$2,023	$(487)	$1,536	$(223)	$24	$(199)
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	—	168	(38)	130
Other comprehensive income (loss)	$2,023	$(487)	$1,536	$(55)	$(14)	$(69)
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2024 and the six months ended June 30, 2025 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	1,248	908
Ending balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	2,023	1,536
Ending balance, June 30, 2025	$(20,730)	$(14,884)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2025 and June 30, 2024 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2025	Six months ended June 30, 2025	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Sale of securities	$—	$—	Net (losses) gains on investment securities
Tax effect	—	—	Provision for income taxes
Total reclassifications for the period	$—	$—	Net income attributable to common stockholders

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30, 2024	Six months ended June 30, 2024	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Debt security exchanged for equity security	$(168)	$(168)	Net (losses) gains on investment securities
Tax effect	38	38	Provision for income taxes
Total reclassifications for the period	$(130)	$(130)	Net loss attributable to common stockholders

NOTE 13 – SEGMENT INFORMATION
The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker (the “Chief Operating Decision Maker”), based upon information provided about the performance of products and services offered in its banking operations. Banking operations consist primarily of lending, deposit and investment activities. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business. Components of the Company’s business include various lending and deposit product offerings, the Company’s investment portfolio, banking branches and market geographies. The Chief Operating Decision Maker will evaluate the financial performance of the Company’s business components, such as by evaluating revenue, interest margins, significant expenses, and budget to actual operating results in assessing the Company’s segment and in determining the allocation of resources. The Chief Operating Decision Maker uses consolidated net income to benchmark the Company against competitors. Loans, investments, and deposits provide the revenue streams of the banking operation. Interest expense, provisions for credit losses, and compensation costs provide the significant expenses of the operation. All operations are domestic.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30,2025	June 30, 2024

Interest and dividend income	$22,502	$22,463	$43,605	$45,142

Reconciliation of revenue
Other Revenue	2,836	1,913	5,429	5,177
Total consolidated revenues	25,338	24,376	49,034	50,319

Less:
Interest expense	9,191	10,887	18,700	21,661
Segment net interest income and non-interest income	16,147	13,489	30,334	28,658

Less:
Provision for credit losses	1,350	(1,525)	1,100	(2,325)
Compensation and related benefits (expense)	6,008	5,675	11,605	11,158
Other expenses	4,742	4,624	9,608	9,918
Provision for income taxes (expense)	777	1,040	1,554	2,144
Segment net income/consolidated net income	$3,270	$3,675	$6,467	$7,763

Other segment disclosures:
Interest income	$22,502	$22,463	$43,605	$45,142
Interest expense	$9,191	$10,887	$18,700	$21,661
Depreciation	$518	$552	$1,044	$1,113
Amortization	$179	$179	$358	$358
Other significant noncash items:
Provision for credit losses	$1,350	$(1,525)	$1,100	$(2,325)

Reconciliation of assets:	June 30, 2025	June 30, 2024	June 30,2025	June 30, 2024
Total assets for reportable segments	$1,735,164	$1,802,307	$1,735,164	$1,802,307
Other assets	—	—	—	—
Total consolidated assets	$1,735,164	$1,802,307	$1,735,164	$1,802,307

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
•our ability to obtain needed liquidity;
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2025, and our consolidated results of operations for the six months ended June 30, 2025, compared to the same period in the prior fiscal year ended June 30, 2024. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2024 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three and six months ended June 30, 2025, and June 30, 2024.
Compared to the second quarter of 2024, the second quarter of 2025 net interest income increased $1.7 million. The second quarter 2025, increase from the same period in 2024, was largely due to: (1) $0.7 million of interest income recognized on the payoff of nonaccrual loans; (2) $0.4 million of accretion on the aforementioned payoffs; and (3) improvements in the net interest margin. Improving net interest margins were partially offset by the impact of a smaller loan portfolio and $0.2 million recognized in curing technical defaults on performing loans in the second quarter of 2024.
The total provision for credit losses for the second quarter ended June 30, 2025, was $1.350 million compared to a negative provision for credit losses of $1.525 million for the quarter ended June 30, 2024. The second quarter of 2025 provision was largely due to: (1) the impact of three 30-89 days delinquent commercial relationships resulting in a $0.7 million provision; (2) the impact of modestly worsening macro-economic assumptions used by our third party provider of $0.3 million; and (3) provisions on new loans with longer contractual life outpacing previously established provisions on prepaying and maturing loans of $0.15 million and an increase in off-balance sheet commitments for new construction loan originations of $0.2 million. The total benefit, i.e., negative provision, for credit losses for the second quarter ended June 30, 2024, of $1.525 million was due to decreases in ACL related to: (1) loan portfolio decreases and credit quality improvements of $0.6 million; (2) improvements in the Moody’s economic scenario per our third-party provider of $0.6 million; and (3) reductions in off-balance sheet reserves to fund commitments of $0.3 million.
Non-interest income increased $0.9 million in the second quarter of 2025, compared to the second quarter of 2024, primarily due to $0.8 million higher gain on equity securities and higher gain on sales of loans of $0.5 million, partially offset by the Bank Owned Life Insurance death benefit of $0.2 million recognized in the second quarter of 2024.
Non-interest expense increased $0.5 million in the second quarter of 2025 from $10.3 million in the second quarter of 2024. The increase was primarily due to an increase in compensation expense due to annual employee pay raises, effective late first quarter of 2025, higher incentive accruals and higher medical costs.
Provision for income taxes decreased to $0.8 million in the second quarter of 2025, from $1.0 million in the second quarter of 2024, primarily due to a decrease in pre-tax income and a lower effective tax rate. The decrease in the effective tax rate is primarily due to the positive impact of higher permanent tax deductions in 2025.
For the six months ended June 30, 2025, net interest income increased $1.4 million from the same period in 2024. The second quarter 2025 changes discussed above were the primary drivers, along with the $0.4 million of interest income on payoffs of nonaccrual loans recognized in the first quarter of 2025, and a smaller loan portfolio throughout the 2025 six-month period being partially offset by an improving net interest margin in 2025.
The total provision for credit losses for the six months ended June 30, 2025, was $1.100 million compared to a negative provision for credit losses of $2.325 million for the six months ended June 30, 2024. The primary reasons for the change in the provision were: (1) the impact of the on-balance sheet loan portfolio ACL changes, including credit quality changes of $1.7 million; (2) the impact of an improving economic scenario in 2024 compared to a modestly worsening scenario in 2025, equivalent to an increase of approximately $0.9 million; and 3) off-balance sheet ACL changes of $0.8 million.
Non-interest income increased $0.3 million for the six-month period ended June 30, 2025, compared to the same period in 2024, primarily due to $0.6 million higher gain on equity securities offset by the Bank Owned Life Insurance death benefit of $0.2 million recognized in the second quarter of 2024.
Non-interest expense increased $0.1 million in the six-month period ended June 30, 2025, compared to the same period in 2024, primarily due to higher second quarter compensation expense partially offset by the establishment in the first quarter 2024 of the SBA recourse reserve of $0.4 million.
Provision for income taxes decreased to $0.6 million in the six months ended June 30, 2025, compared to the same period in 2024, due to a decrease in pre-tax income and a lower effective tax rate. The decrease in the effective tax rate is primarily due to the positive impact of higher permanent tax deductions in 2025.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $3.3 million and $6.5 million, or $0.33 and $0.65 per diluted share for the three and six months ended June 30, 2025, compared to net income of $3.7 million and $7.8 million, or $0.35 and $0.75 per diluted share for the three and six months ended June 30, 2024, respectively.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and six-month periods ended June 30, 2025, and June 30, 2024, respectively.
Net interest income was $13.3 million for the three months ended June 30, 2025, compared to $11.6 million for the three months ended June 30, 2024. Interest income for the three months ended June 30, 2025, increased from the same period one year ago due to: (1) $0.7 million of income realized on the payoff of nonaccrual loans; (2) $0.4 million increase in accretion due to aforementioned payoffs in the second quarter of 2025; (3) growth in the net interest margin due to the positive impact of lower liability costs of 33 basis points; and (4) improving asset yields, partially offset by: (1) the impact of lower balances of loans and investment securities; and (2) one-time income of $0.2 million recognized from curing technical defaults on performing loans in the second quarter of 2024. Lower short-term interest rates of 100 basis points, due to lower Federal Open Market Committee reductions, favorably impacted liability costs, new loan originations and repricing along with the items we discussed above more than offset the impact of lower short-term interest rate on variable rate loans.
The net interest margin for the three-month period ended June 30, 2025, increased to 3.27%, compared to 2.72%, for the three-month period ended June 30, 2024. The higher net interest margin was due to: (1) a decrease in liability costs of 33 basis points; (2) the net favorable impacts of the $0.7 million of nonaccrual loan repayments in the second quarter; and (3) the $0.4 million decrease in liability costs, partially offset by the $0.2 million of one-time income recognized from curing technical defaults on performing loans in the second quarter of 2024, or 21 basis points, and higher asset yields of 10 basis points.
Net interest income was $24.9 million for the six-month period ended June 30, 2025, compared to $23.5 million for the six months ended June 30, 2024. The second quarter 2025 changes discussed above were the primary drivers, with the $0.4 million of interest income on nonaccrual loan repayments recognized in the first quarter and a smaller loan portfolio throughout the six-month period being partially offset by an improving net interest margin.
The net interest margin for the six-month period ended June 30, 2025, increased to 3.06%, compared to 2.75%, for the six-month period ended June 30, 2024. The higher net interest margin was primarily due to: (1) a decrease in liability costs of 26 basis points; (2) the net favorable impact of the $0.7 million nonaccrual loan payoffs in the second quarter; and (3) the $0.4 million decrease in liability costs, partially offset by the $0.2 million of one-time income recognized from curing technical defaults on performing loans in the second quarter of 2024, and $0.4 million of interest income recognized on non-accrual loan payoffs in the first quarter of 2024, or 9 basis points.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six-month periods ended June 30, 2025, and June 30, 2024. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$44,377	$493	4.46%	$18,894	$272	5.79%
Loans	1,353,332	20,105	5.96%	1,439,535	19,921	5.57%
Investment securities	223,318	1,735	3.12%	238,147	2,012	3.40%
Other investments	12,400	169	5.47%	13,051	258	7.95%
Total interest earning assets	$1,633,427	$22,502	5.53%	$1,709,627	$22,463	5.28%
Average interest-bearing liabilities:
Savings accounts	$160,849	$335	0.84%	$174,259	$429	0.99%
Demand deposits	372,723	1,986	2.14%	354,850	2,023	2.29%
Money market	361,420	2,510	2.79%	377,346	2,958	3.15%
CD’s	342,959	3,456	4.04%	352,323	3,928	4.48%
Total deposits	$1,237,951	$8,287	2.69%	$1,258,778	$9,338	2.98%
FHLB Advances and other borrowings	61,781	904	5.87%	121,967	1,549	5.11%
Total interest-bearing liabilities	$1,299,732	$9,191	2.84%	$1,380,745	$10,887	3.17%
Net interest income		$13,311			$11,576
Interest rate spread			2.69%			2.11%
Net interest margin			3.27%			2.72%
Average interest earning assets to average interest-bearing liabilities			1.26			1.24

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$46,097	$1,017	4.45%	$15,982	$463	5.83%
Loans receivable	1,358,314	38,707	5.75%	1,448,061	40,089	5.57%
Investment securities	225,902	3,544	3.16%	241,069	4,072	3.40%
Other investments	12,448	337	5.46%	13,200	518	7.89%
Total interest earning assets	$1,642,761	$43,605	5.35%	$1,718,312	$45,142	5.28%
Average interest bearing liabilities:
Savings accounts	$163,908	$742	0.91%	$175,548	$850	0.97%
Demand deposits	377,512	4,018	2.15%	354,423	4,040	2.29%
Money market accounts	363,463	5,046	2.8%	377,410	5,878	3.13%
CD’s	343,353	7,078	4.16%	356,250	7,779	4.39%
Total deposits	$1,248,236	$16,884	2.73%	$1,263,631	$18,547	2.95%
FHLB advances and other borrowings	63,200	1,816	5.79%	123,334	3,114	5.08%
Total interest bearing liabilities	$1,311,436	$18,700	2.88%	$1,386,965	$21,661	3.14%
Net interest income		$24,905			$23,481
Interest rate spread			2.47%			2.14%
Net interest margin			3.06%			2.75%
Average interest earning assets to average interest bearing liabilities			1.25			1.24

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
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2025, compared to the three months ended June 30, 2024.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$307	$(86)	$221
Loans	(1,236)	1,420	184
Investment securities	(121)	(156)	(277)
Other investments	(12)	(77)	(89)
Total interest earning assets	(1,062)	1,101	39
Interest expense:
Savings accounts	(31)	(63)	(94)
Demand deposits	99	(136)	(37)
Money market accounts	(121)	(327)	(448)
CD’s	(102)	(370)	(472)
Total deposits	(155)	(896)	(1,051)
FHLB Advances and other borrowings	(694)	49	(645)
Total interest bearing liabilities	(849)	(847)	(1,696)
Net interest income	$(213)	$1,948	$1,735

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Six months ended June 30, 2025, compared to the six months ended June 30, 2024.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$719	$(165)	$554
Loans receivable	(2,531)	1,149	(1,382)
Investment securities	(247)	(281)	(528)
Other investments	(28)	(153)	(181)
Total interest earning assets	(2,087)	550	(1,537)
Interest expense:
Savings accounts	(54)	(54)	(108)
Demand deposits	254	(276)	(22)
Money market accounts	(211)	(621)	(832)
CD’s	(275)	(426)	(701)
Total deposits	(286)	(1,377)	(1,663)
FHLB advances and other borrowings	(575)	(723)	(1,298)
Total interest bearing liabilities	(861)	(2,100)	(2,961)
Net interest income	$(1,226)	$2,650	$1,424
The table below shows the principal balance and current contractual rate of fixed rate certificates of deposit as of June 30, 2025. The table also shows the principal balance and current contractual rate of fixed rate loans and securities as of June 30, 2025, that mature or reprice.
Portfolio Contractual Repricing:
(in millions, except yields)

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	FY 2027
Maturing Certificate Accounts:
Contractual Balance	$97	$98	$73	$46	$15	$1	$1
Contractual Interest Rate	4.08%	3.79%	4.06%	3.91%	3.90%	2.49%	0.88%
Maturing or Repricing Loans:
Contractual Balance	$19	$54	$44	$56	$117	$96	$240
Contractual Interest Rate	5.36%	4.88%	4.50%	4.70%	3.64%	3.71%	4.66%
Maturing or Repricing Securities:
Contractual Balance	$8	$6	$2	$7	$7	$3	$7
Contractual Interest Rate	5.67%	3.92%	3.72%	3.57%	3.44%	3.27%	4.76%

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
The total provision for credit losses for the second quarter ended June 30, 2025, was $1.350 million compared to a negative provision for credit losses of $1.525 million for the quarter ended June 30, 2024. The second quarter of 2025 provision expense was largely due to: (1) the impact of three 30-89 day delinquent commercial relationships resulting in a $0.7 million provision; (2) the impact of modestly worsening macro-economic assumptions used by our third party provider of $0.3 million; (3) provisions on new loans with longer contractual life outpacing previously established provisions on prepaying and maturing loans of $0.15 million; and (4) an increase in off-balance sheet commitments from new construction loan originations of $0.2 million. The total benefit, i.e., negative provision, for credit losses for the second quarter ended June 30, 2024, was $1.525 million due to decreases in ACL as follows: (1) loan portfolio decreases and credit quality improvements of $0.6 million; (2) macro-economic improvements utilized by our third-party provider of $0.6 million; and (3) reductions in off-balance sheet reserves to fund commitments of $0.3 million.
The total provision for credit losses for the six months ended June 30, 2025, was $1.100 million compared to a negative provision for credit losses of $2.325 million for the quarter ended June 30, 2024. The primary reasons for the change in the provision were: (1) the impact of the on-balance sheet loan portfolio ACL changes, including credit quality changes of $1.7 million; (2) the impact of an improving macro-economic scenario in 2024 compared to a modestly worsening scenario in 2025, equivalent to an increase of approximately $0.9 million; and (3) off-balance sheet ACL changes of $0.8 million.
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
Management believes that the provision recorded for the current year’s three and six month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our non-performing loans. We continually monitor non-performing loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers, or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.

Non-interest Income. The following table reflects the various components of non-interest income for the three and six-month periods ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest Income:
Service charges on deposit accounts	$432	$490	(11.84)%	$855	$961	(11.03)%
Interchange income	564	579	(2.59)%	1,082	1,120	(3.39)%
Loan servicing income	565	526	7.41%	1,124	1,108	1.44%
Gain on sale of loans	699	226	209.29%	1,419	1,246	13.88%
Loan fees and service charges	237	309	(23.30)%	357	539	(33.77)%
Net gains (losses) on equity securities	99	(658)	N/M	109	(491)	N/M
Bank Owned Life Insurance (BOLI) death benefit	—	184	N/M	—	184	N/M
Other	240	257	(6.61)%	483	510	(5.29)%
Total non-interest income	$2,836	$1,913	48.25%	$5,429	$5,177	4.87%
N/M means not meaningful
Service charges on deposit accounts decreased $58 thousand from the second quarter of 2024, compared to the second quarter of 2025, and decreased $106 thousand for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower customer activity.
Gain on sale of loans increased in the three-month period ended June 30, 2025, compared to the three-month period ended June 30, 2024, primarily due to higher gains on SBA loan sales. For the six-month periods ending June 30, 2025, and 2024, loan sale gains increased due to higher residential gains on sale.
Loan fees and services charges were lower for the three and six-month periods ended June 30, 2025, compared to the same periods in 2024, due to lower customer activity.
The increase in net gains on equity securities between the three-month period ended June 30, 2025, and the three-month period ended June 30, 2024, was primarily due to the impact of mark-to-market losses on equity securities as the second quarter of 2024 had an unrealized loss on the exchange of a debt security for an equity security. For the six-month period ended June 30, 2025, compared to the same period in 2024, the change was due to second quarter 2024 losses, partially offset by gains recognized in the first quarter of 2024 due to increased valuations of equity securities.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six-month periods ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest Expense:
Compensation and related benefits	$6,008	$5,675	5.87%	$11,605	$11,158	4.01%
Occupancy	1,196	1,333	(10.28)%	2,483	2,700	(8.04)%
Data processing	1,753	1,525	14.95%	3,472	3,122	11.21%
Amortization of intangible assets	179	179	—%	358	358	—%
Mortgage servicing rights expense, net	148	116	27.59%	288	264	9.09%
Advertising, marketing and public relations	194	186	4.30%	361	350	3.14%
FDIC premium assessment	191	200	(4.50)%	389	405	(3.95)%
Professional services	432	347	24.50%	940	913	2.96%
Gains on repossessed assets, net	—	(18)	N/M	4	(18)	N/M
Other	649	756	(14.15)%	1,313	1,824	(28.02)%
Total non-interest expense	$10,750	$10,299	4.38%	$21,213	$21,076	0.65%

Non-interest expense (annualized) / Average assets	2.47%	2.28%	8.33%	2.44%	2.32%	5.17%
N/M means not meaningful
Compensation expense for the three-month period ended June 30, 2025, increased from the same period in 2024, due to annual employee pay raises, effective late first quarter of 2025, higher incentive accruals and higher medical costs. The increase for the six-month period ending June 30, 2025, was largely due to the increases in the second quarter period.
Data processing expense for the three and six-months ended June 30, 2025, increased from the same 2024 periods, largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
Professional fees for the three months ended June 30, 2025, increased from the same period in 2024, largely due to higher legal and audit expenses.
The decrease in other non-interest expense for the three months ended June 30, 2025, compared to the same period in 2024, is largely due to the branch closure costs in the second quarter of 2024. For the six months ended June 30, 2025, compared to the same period in 2024, the decrease is primarily due to the establishment of an SBA valuation reserve of $0.4 million in the first quarter of 2024 and the branch closure costs in the second quarter of 2024.
Income Taxes. Provision for income taxes decreased to $0.8 million in the second quarter of 2025, from $1.0 million in the second quarter of 2024. For the six months ended June 30, 2025, income tax expense decreased $0.5 million to $1.6 million, compared to the same period in 2024. The decrease in both periods is primarily due to lower pre-tax income and to a lesser extent, a lower effective tax rate, due to the positive impact of higher permanent tax deductions in 2025.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased $17.3 million to $67.5 million at June 30, 2025, compared to $50.2 million at December 31, 2024. This increase was primarily due to the net proceeds from loan shrinkage increasing on-balance sheet liquidity and growing interest-bearing cash.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $8.1 million during the six months ended June 30, 2025, to $134.8 million from $142.9 million at December 31, 2024. There were principal repayments of $6.3 million, and a net decrease in the corporate debt portfolio due to calls of $3.2 million and maturities of $2.5 million, partially offset by purchases of $1.9 million. These net decreases were partially offset by a decrease in the unrealized loss of $2.0 million.
Securities held-to-maturity decreased $2.5 million to $83.0 million during the six-month period ended June 30, 2025, from $85.5 million at December 31, 2024, due to principal repayments.
The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
June 30, 2025
U.S. government agency obligations	$12,193	$12,141
Mortgage-backed securities	85,087	67,503
Corporate debt securities	41,191	38,367
Asset-backed securities	17,032	16,762
Totals	$155,503	$134,773
December 31, 2024
U.S. government agency obligations	$13,853	$13,753
Mortgage-backed securities	87,762	68,386
Corporate debt securities	44,931	41,716
Asset-backed securities	19,058	18,996
Totals	$165,604	$142,851

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
June 30, 2025
Obligations of states and political subdivisions	$400	$381
Mortgage-backed securities	82,629	64,631
Totals	$83,029	$65,012
December 31, 2024
Obligations of states and political subdivisions	$500	$478
Mortgage-backed securities	85,004	65,144
Totals	$85,504	$65,622

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$90,737	$73,139	$94,327	$74,910
AAA	6,814	6,721	7,210	7,148
AA	16,761	16,546	19,136	19,077
A	3,450	3,148	5,950	5,620
BBB	37,741	35,219	38,981	36,096
Total available for sale securities	$155,503	$134,773	$165,604	$142,851
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$82,629	$64,631	$85,004	$65,144
A	400	381	500	478
Total	$83,029	$65,012	$85,504	$65,622
At June 30, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $33.2 million as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.3 million and mortgage-backed securities with a carrying value of $1.7 million as collateral against specific municipal deposits. As of June 30, 2025, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $0.02 billion, to $1.35 billion as of June 30, 2025, from $1.37 billion at December 31, 2024. The following table reflects the composition, of our loan portfolio at June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$693,382	51.5%	$709,018	51.8%
Agricultural real estate	69,237	5.1%	73,130	5.3%
Multi-family real estate	238,953	17.8%	220,805	16.1%
Construction and land development	70,477	5.2%	78,489	5.7%
Residential mortgage
Residential mortgage	125,818	9.4%	132,341	9.7%
Purchased HELOC loans	2,368	0.2%	2,956	0.2%
Total real estate loans	1,200,235	89.2%	1,216,739	88.8%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	109,202	8.1%	115,657	8.4%
Agricultural operating	31,876	2.4%	31,000	2.3%
Consumer installment
Originated indirect paper	2,959	0.2%	3,970	0.4%
Other consumer	4,275	0.3%	5,012	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	148,312	11.0%	155,639	11.5%
Gross loans	$1,348,547	100.2%	$1,372,378	100.3%
Unearned net deferred fees and costs and loans in process	(2,629)	(0.2)%	(2,547)	(0.2)%
Unamortized discount on acquired loans	(298)	—%	(850)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,345,620	100.0%	1,368,981	100.0%
Allowance for credit losses	(21,347)		(20,549)
Total loans receivable, net	$1,324,273		$1,348,432
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

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at June 30, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$453	$241	$239	$70
Number of Loans	732	387	129	92
Average Loan Size in Millions	$0.6	$0.6	$1.9	$0.8
Approximate Weighted Average LTV	52%	50%	62%	70%
Weighted Average Seasoning in Months	45	45	42	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.02%	0.00%	0.00%
Criticized Loans in Millions	$7.2	$8.2	$9.0	$0.0
Criticized Loans as a Percent of Total	1.6%	3.4%	3.8%	0.0%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	49%	81%	62%	59%
Minnesota	22%	15%	27%	8%
Other	29%	4%	11%	33%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at June 30, 2025:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$145	$98	$58	$26
Number of Loans	73	21	81	70
Average Loan Size in Millions	$2.0	$4.6	$0.7	$0.4
Approximate Weighted Average LTV	49%	53%	48%	55%
Weighted Average Seasoning in Months	40	43	43	48
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$3.6	$0.2	$0.5
Criticized Loans as a Percent of Total	0.0%	3.7%	0.4%	1.8%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	20%	36%	57%	81%
Minnesota	0%	43%	27%	9%
Other	80%	21%	16%	10%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2024:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$471	$238	$221	$78
Number of Loans	746	385	129	91
Average Loan Size in Millions	$0.6	$0.6	$1.7	$0.9
Approximate Weighted Average LTV	52%	51%	62%	74%
Weighted Average Seasoning in Months	44	41	41	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$7.6	$4.2	$0.0	$0.1
Criticized Loans as a Percent of Total	1.6%	1.7%	0.0%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	79%	63%	55%
Minnesota	20%	17%	33%	7%
Other	28%	4%	4%	38%
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	June 30, 2025 and Three Months Ended	March 31, 2025 and Three Months Ended	December 31, 2024 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$20,205	$20,549	$21,000
Loans charged off:
Commercial/Agricultural real estate	—	(51)	—
C&I/Agricultural operating	(67)	(20)	(143)
Residential mortgage	—	—	—
Consumer installment	(7)	(11)	(7)
Total loans charged off	(74)	(82)	(150)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	52	40	10
C&I/Agricultural operating	1	45	1
Residential mortgage	—	1	—
Consumer installment	5	3	12
Total recoveries of loans previously charged off:	58	89	23
Net loan recoveries/(charge-offs) (“NCOs”)	(16)	7	(127)
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	1,158	(351)	(324)
ACL - Loans, at end of period	$21,347	$20,205	$20,549
Average outstanding loan balance	$1,353,332	$1,363,352	$1,396,854
Ratios:
NCOs (annualized) to average loans	0.00%	0.00%	0.04%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,244	$1,430	$2,338	$193	$20,205
Charge-offs	—	(67)	—	(7)	(74)
Recoveries	52	1	—	5	58
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	868	294	9	(13)	1,158
ACL - Loans, at end of period	$17,164	$1,658	$2,347	$178	$21,347

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(87)	—	(18)	(156)
Recoveries	92	46	1	8	147
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	607	369	(143)	(26)	807
ACL - Loans, at end of period	$17,164	$1,658	$2,347	$178	$21,347

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	June 30, 2025	December 31, 2024
Loans, end of period	$1,345,620	$1,368,981
ACL - Loans	$21,347	$20,549
ACL - Loans to loans, end of period	1.59%	1.50%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.63 million at June 30, 2025, and $0.33 million at December 31, 2024, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	June 30, 2025 and Three Months Ended	June 30, 2024 and Three Months Ended	June 30, 2025 and Six Months Ended	June 30, 2024 and Six Months Ended
ACL - Unfunded commitments - beginning of period	$435	$975	$334	$1,250
Additions (reductions) to ACL - Unfunded commitments via provision for credit losses charged to operations	192	(263)	293	(538)
ACL - Unfunded commitments - end of period	$627	$712	$627	$712
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	June 30, 2025 and Six Months Then Ended (1)	December 31, 2024 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,013	$4,594
Agricultural real estate	5,447	6,222
Construction and land development	—	103
Commercial and industrial	600	597
Agricultural operating	—	793
Residential mortgage	549	858
Consumer installment	—	1
Total nonaccrual loans	$11,609	$13,168
Accruing loans past due 90 days or more	521	186
Total nonperforming loans (“NPLs”)	12,130	13,354
Other real estate owned	876	891
Other collateral owned	19	24
Total nonperforming assets (“NPAs”)	$13,025	$14,269
Average outstanding loan balance	$1,358,314	$1,430,631
Loans, end of period	$1,345,620	$1,368,981
Total assets, end of period	$1,735,164	$1,748,519
ACL - Loans, at beginning of period	$20,549	$22,908
Loans charged off:
Commercial/Agricultural real estate	$(51)	$(39)
C&I/Agricultural operating	(87)	(143)
Residential mortgage	—	(4)
Consumer installment	(18)	(35)
Total loans charged off	(156)	(221)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	92	56
C&I/Agricultural operating	46	36
Residential mortgage	—	7
Consumer installment	9	22
Total recoveries of loans previously charged off:	147	121
Net loan recoveries/(charge-offs) (“NCOs”)	(9)	(100)
Additions (reductions) to ACL - loans via provision for credit losses charged to operations	807	(2,259)
ACL - Loans, at end of period	$21,347	$20,549
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.00%	(0.01)%
ACL-Loans to total loans	1.59%	1.50%
ACL-Loans to nonaccrual loans	183.88%	156.05%
Nonaccrual loans to total loans	0.86%	0.96%
NPLs to total loans	0.90%	0.98%
NPAs to total assets	0.75%	0.82%
(1) Loan balances are stated at amortized cost.
N/M means not meaningful

Nonaccrual Loans Roll Forward:

	Quarter Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Balance, beginning of period	$13,091	$13,168	$15,042	$8,352	$8,413
Additions	600	694	1,054	7,486	352
Charge offs	(72)	(21)	(138)	—	—
Transfers to OREO	—	—	(201)	(124)	—
Payments received	(1,992)	(752)	(2,515)	(641)	(411)
Other, net	(18)	2	(74)	(31)	(2)
Balance, end of period	$11,609	$13,091	$13,168	$15,042	$8,352
Nonperforming assets were $13.0 million at June 30, 2025, compared to $14.3 million at December 31, 2024. This net decrease was largely due to: (1) a payoff of an agricultural relationship in the second quarter of 2025; (2) other payments received modestly larger than the sum of new additions; and (3) the increase of $0.4 million in residential loans delinquent more than 89 days not on nonaccrual status.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$164	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$4,263	0.62%
Agricultural Real Estate	$200	0.29%

The table below shows a summary of criticized loans, split by special mention and substandard loans for the past five quarters. The increase in criticized loans from June 30, 2024, was primarily due to: (1) one forestry services credit that moved from special mention to substandard in the third quarter of 2024; and (2) an increase in special mention commercial loans due to a new special mention C&I relationship in the first quarter of 2025 that showed weaker cash flow than expected, and one new $9 million multi-family loan that is experiencing slower leasing activity than expected.

	(in thousands)
(Loan balance at unpaid principal balance)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Special mention loan balances	$23,201	$14,990	$8,480	$11,047	$8,848
Substandard loan balances	17,922	19,591	18,891	21,202	14,420
Criticized loans, end of period	$41,123	$34,581	$27,371	$32,249	$23,268
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
The fair market value of the Company’s MSR asset was $5.1 million at June 30, 2025, compared to $5.4 million at June 30, 2024.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of June 30, 2025, and December 31, 2024, were $475.2 million and $479.6 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2025, and December 31, 2024, was 1.07% and 1.09%, respectively.
Deposits. Total deposits decreased $9.7 million during the six months ended June 30, 2025, to $1.48 billion. The decrease is largely due to the reduction in brokered deposits. Deposits by type for five quarters are detailed below:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Consumer deposits	$856,467	$861,746	$852,083	$844,808	$822,665
Commercial deposits	406,608	423,654	412,355	406,095	395,148
Public deposits	190,933	211,261	190,460	176,844	187,698
Brokered deposits	24,408	26,993	33,250	92,920	114,033
Total deposits	$1,478,416	$1,523,654	$1,488,148	$1,520,667	$1,519,544
At June 30, 2025, the deposit portfolio composition was 58% consumer, 27% commercial, 13% public, and 2% wholesale deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Non-interest bearing demand deposits	$260,248	$253,343	$252,656	$256,840	$255,703
Interest bearing demand deposits	366,481	386,302	355,750	346,971	353,477
Savings accounts	159,340	167,614	159,821	169,096	170,946
Money market accounts	357,518	370,741	369,534	366,067	370,164
Certificate accounts	334,829	345,654	350,387	381,693	369,254
Total deposits	$1,478,416	$1,523,654	$1,488,148	$1,520,667	$1,519,544
Uninsured and uncollateralized deposits were $263.2 million, or 18% of total deposits, at June 30, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone at June 30, 2025, were $419.6 million, or 28% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.

On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $730 million, or 277% of uninsured and uncollateralized deposits at June 30, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at June 30, 2025, and December 31, 2024, is as follows:

	June 30, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.75%	6.75%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$15,000	6.00%	6.00%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$50,000				$50,000

Unamortized debt issuance costs		(278)				(394)
Total other borrowings		$61,722				$61,606

Totals		$61,722				$66,606
(1) The FHLB advance shown is a fixed rate advance, requires interest-only monthly payments, and is collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,027.3 million and $1,075.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $424.4 million compared to $424.7 million as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5.0 million and $81.0 million, during the six months ended June 30, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of June 30, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024, was 1.45%.
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
(b) A $5.0 million line of credit, maturing August 1, 2025, that remains undrawn upon, and was renewed for a term of one year on August 1, 2025.
(5) Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bears a fixed interest rate of 6.00% for five years. The note is callable by the Bank when, and anytime after, the floating rate is initially set. On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR plus 591 basis points. The redemption will occur on September 1, 2025.
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Bank when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

FHLB advances decreased to $0.0 million as of June 30, 2025, compared to $5.0 million as of December 31, 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2025, is approximately $424.4 million.
At June 30, 2025, and December 31, 2024, the Bank had the ability to borrow $24.7 million and $24.9 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $33.2 million and $34.0 million as of June 30, 2025, and December 31, 2024, respectively. There were no related Federal Reserve borrowings outstanding as of June 30, 2025, or December 31, 2024.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2025, or December 31, 2024. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $183.5 million at June 30, 2025, compared to $179.1 million at December 31, 2024. The increase in stockholders’ equity was attributable to: (1) net income of $6.5 million for the six-month period ended June 30, 2025; and (2) a decrease from December 31, 2024, in net unrealized losses from the AFS securities portfolio reflected in accumulated other comprehensive income of $1,536. These increases were partially offset by the annual cash dividend paid in February to common stockholders of $0.36 per share, or $3.6 million.
The Company repurchased no shares of common stock in the quarter ended June 30, 2025. As of June 30, 2025, approximately 238 thousand shares remained available for repurchase under the July 2024 share repurchase authorization, with this authorization expiring in July 2025. On July 24, 2025, the Board of Directors authorized a new stock repurchase program of 5% of the outstanding shares on that date, or 499,000 shares, in open market or private transactions. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At June 30, 2025, our on-balance sheet liquidity ratio increased by 0.42% to 12.17% from the December 31, 2024, level.
There are no material customers or industry deposit concentrations. Deposits decreased during January 2025, as commercial customers decreased their cash balances to support the needs of their businesses. At June 30, 2025, the deposit portfolio composition was 58% consumer, 27% commercial, 13% public, and 2% brokered deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.
Uninsured and uncollateralized deposits were $263.2 million, or 18% of total deposits, at June 30, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone, i.e., excluding fully secured government deposits, at June 30, 2025, were $419.6 million, or 28% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $730 million, or 277% of uninsured and uncollateralized deposits at June 30, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $315.6 million of our $334.8 million (94%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.

On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR + 591 bps. The redemption will occur on September 1, 2025.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $424.4 million available to borrow under this arrangement, supported by loan collateral as of June 30, 2025. We also had borrowing capacity of $24.7 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at June 30, 2025, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2025, the Company had approximately $166.5 million in unused loan commitments, compared to approximately $137.0 million in unused commitments as of December 31, 2024. In addition, there are $2.0 million of commitments for contributions of capital to an SBIC and an investment company at June 30, 2025. These commitments totaled $2.9 million at December 31, 2024.

Capital Resources. As of June 30, 2025, and December 31, 2024, the amounts and ratios for our capital levels are noted below for the Bank and the Company.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2025 (Unaudited)
Total capital (to risk weighted assets)	$226,623	15.7%	$115,689	> =	8.0%	$144,611	> =	10.0%
Tier 1 capital (to risk weighted assets)	208,499	14.4%	86,766	> =	6.0%	115,689	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	208,499	14.4%	65,075	> =	4.5%	93,997	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	208,499	12.2%	68,223	> =	4.0%	85,279	> =	5.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
At June 30, 2025, and December 31, 2024, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2025 (Unaudited)
Total capital (to risk weighted assets)	$235,486	16.3%	$115,867	> =	8.0%
Tier 1 capital (to risk weighted assets)	167,335	11.6%	86,901	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	167,335	11.6%	65,175	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	167,335	9.8%	68,312	> =	4.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

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
•utilize brokered certificate of deposits and borrowings as appropriate, which may have fixed rates with varying maturities; and
•purchasing investment securities for liquidity management and to manage our interest rate risk profile.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCO may determine to increase the Bank’s interest rate risk position somewhat in order to maintain or improve its net interest margin.

The following table sets forth, at June 30, 2025 and December 31, 2024, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2025	At December 31, 2024

+300 bp	6%	2%
+200 bp	4%	2%
+100 bp	2%	1%
-100 bp	(2)%	(1)%
-200 bp	(5)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2025, and December 31, 2024.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2025	At December 31, 2024

+300 bp	(5)%	(8)%
+200 bp	(3)%	(5)%
+100 bp	(2)%	(3)%
-100 bp	1%	2%
-200 bp	2%	3%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2025, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 25, 2024, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date or 512,709 shares. As of the beginning of the quarter ended June 30, 2025, 238,769 shares were available for purchase under the 2024 share repurchase program. During the quarter ended June 30, 2025, no shares were repurchased under this program. As of June 30, 2025, 238,769 shares remained available for repurchase under the 2024 share repurchase program, with this authorization expiring in July 2025. On July 24, 2025, the Board of Directors authorized a new stock repurchase program of 5% of the outstanding shares on that date, or 499,000 shares, in open market or private transactions. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 7, 2025	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 7, 2025	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer