Form 10-Q
period 2025-09-30
Citizens Community Bancorp Inc.
filed 2025-11-04
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 4, 2025 there were 9,659,745 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2025
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and 2024	6
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2025 and 2024	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2025 and the year ended December 31, 2024	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	87
Item 4.	Controls and Procedures	88
Part II – OTHER INFORMATION		89
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	90
Item 6.	Exhibits	91
SIGNATURES		92

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2025 (unaudited) and December 31, 2024
(derived from audited financial statements)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$82,431	$50,172
Available for sale ("AFS") securities, at fair value (amortized cost of $156,199, net of allowance for credit losses of $0 at September 30, 2025 and amortized cost of $165,604, net of allowance for credit losses of $0 at December 31, 2024)	137,639	142,851
Held to maturity ("HTM") securities, at amortized cost (fair value of $64,879, net of allowance for credit losses of $0 at September 30, 2025 and fair value of $65,622, net of allowance for credit losses of $0 at December 31, 2024)	81,526	85,504
Equity investments	5,675	4,702
Other investments	12,370	12,500
Loans receivable	1,323,010	1,368,981
Allowance for credit losses	(22,182)	(20,549)
Loans receivable, net	1,300,828	1,348,432
Loans held for sale	5,346	1,329
Mortgage servicing rights, net	3,532	3,663
Office properties and equipment, net	16,244	17,075
Accrued interest receivable	6,159	5,653
Intangible assets	508	979
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	911	915
Bank owned life insurance ("BOLI")	26,700	26,102
Other assets	15,620	17,144
TOTAL ASSETS	$1,726,987	$1,748,519

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,480,554	$1,488,148
Federal Home Loan Bank (“FHLB”) advances	—	5,000
Other borrowings	46,762	61,606
Other liabilities	12,856	14,681
Total liabilities	1,540,172	1,569,435

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,856,745 and 9,981,996 shares issued and outstanding, respectively	99	100
Additional paid-in capital	113,030	114,564
Retained earnings	86,913	80,840
Accumulated other comprehensive loss	(13,227)	(16,420)
Total stockholders’ equity	186,815	179,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,987	$1,748,519
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and dividend income:
Interest and fees on loans	$19,759	$20,115	$58,466	$60,204
Interest on investments	2,495	2,397	7,393	7,450
Total interest and dividend income	22,254	22,512	65,859	67,654
Interest expense:
Interest on deposits	8,220	10,165	25,104	28,712
Interest on FHLB and FRB borrowed funds	1	128	13	1,216
Interest on other borrowed funds	819	934	2,623	2,960
Total interest expense	9,040	11,227	27,740	32,888
Net interest income before provision for credit losses	13,214	11,285	38,119	34,766
Provision for credit losses	650	(400)	1,750	(2,725)
Net interest income after provision for credit losses	12,564	11,685	36,369	37,491
Non-interest income:
Service charges on deposit accounts	449	513	1,304	1,474
Interchange income	565	577	1,647	1,697
Loan servicing income	649	643	1,773	1,751
Gain on sale of loans	992	752	2,411	1,998
Loan fees and service charges	173	165	530	704
Net gains (losses) on equity securities	(66)	(78)	43	(569)
Bank Owned Life Insurance (BOLI) death benefit	—	—	—	184
Other	260	349	743	859
Total non-interest income	3,022	2,921	8,451	8,098
Non-interest expense:
Compensation and related benefits	6,341	5,743	17,946	16,901
Occupancy	1,266	1,242	3,749	3,942
Data processing	1,811	1,665	5,283	4,787
Amortization of intangible assets	113	178	471	536
Mortgage servicing rights expense, net	161	163	449	427
Advertising, marketing and public relations	201	225	562	575
FDIC premium assessment	195	201	584	606
Professional services	359	336	1,299	1,249
Losses (gains) on repossessed assets, net	(4)	65	—	47
Other	608	603	1,921	2,427
Total non-interest expense	11,051	10,421	32,264	31,497
Income before provision for income taxes	4,535	4,185	12,556	14,092
Provision for income taxes	853	899	2,407	3,043
Net income attributable to common stockholders	$3,682	$3,286	$10,149	$11,049
Per share information:
Basic earnings	$0.37	$0.32	$1.02	$1.07
Diluted earnings	$0.37	$0.32	$1.02	$1.07
Cash dividends paid	$—	$—	$0.36	$0.32
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended September 30, 2025 and 2024
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to common stockholders	$3,682	$3,286	$10,149	$11,049
Other comprehensive income, net of tax:
Securities available-for-sale
Net unrealized gains arising during period, net of tax	1,657	3,552	3,193	3,353
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	—	130
Other comprehensive income, net of tax	1,657	3,552	3,193	3,483
Comprehensive income	$5,339	$6,838	$13,342	$14,532
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2025
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	3,197	—	3,197
Other comprehensive income, net of tax	—	—	—	—	1,455	1,455
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(11,481)	—	(183)	—	—	(183)
Restricted common stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Stock based compensation expense	—	—	68	—	—	68
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance at March 31, 2025	9,989,536	100	114,477	80,439	(14,965)	180,051
Net income	—	—	—	3,270	—	3,270
Other comprehensive income, net of tax	—	—	—	—	81	81
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(539)	—	(7)	—	—	(7)
Common stock options exercised	3,000	—	33	—	—	33
Stock based compensation expense	—	—	34	—	—	34
Balance at June 30, 2025	9,991,997	100	114,537	83,709	(14,884)	183,462
Net income	—	—	—	3,682	—	3,682
Other comprehensive income, net of tax	—	—	—	—	1,657	1,657
Common stock repurchased	(135,252)	(1)	(1,540)	(478)	—	(2,019)
Stock based compensation expense	—	—	33	—	—	33
Balance, September 30, 2025	9,856,745	$99	$113,030	$86,913	$(13,227)	$186,815
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2025 and 2024
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income attributable to common stockholders	$10,149	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(38)	(64)
Depreciation expense	1,549	1,644
Provision for credit losses	1,750	(2,725)
Net (gains) losses on equity securities	(43)	569
Increase in mortgage servicing rights resulting from transfers of financial assets	(318)	(258)
Mortgage servicing rights amortization	449	427
Amortization of intangible assets	471	536
Stock based compensation expense	135	475
(Increase) decrease in deferred income taxes	(533)	284
Increase in cash surrender value of life insurance	(598)	(753)
Net gains from disposals of foreclosed and repossessed assets	(15)	(23)
Provision for valuation allowance on foreclosed properties	15	70
Gain on sale of loans held for sale, net	(2,411)	(1,998)
Proceeds from sale of loans held for sale	67,837	48,833
Originations of loans held for sale	(69,443)	(41,759)
Proceeds from insurance claim on foreclosed and repossessed assets	—	27
Amortization of debt issuance costs	156	166
Net change in:
Accrued interest receivable and other assets	551	(2,528)
Other liabilities	(1,825)	3,803
Total adjustments	(2,311)	6,726
Net cash from operating activities	7,838	17,775
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance ("BOLI") death benefit	—	499
Purchase of available for sale securities	(6,949)	—
Proceeds from principal payments and maturities of available for sale securities	11,451	11,544
Proceeds from calls of available for sale securities	4,950	—
Proceeds from principal payments and maturities of held to maturity securities	3,969	4,184
Equity investment capital distribution	—	170
Purchase of equity investments	(930)	(300)
Net sales of other investments	130	558
Proceeds from sales of foreclosed and repossessed assets	49	232
Net decrease in loans	45,809	36,702
Net capital expenditures	(718)	(649)
Proceeds from disposal of office properties and equipment	—	13
Net cash from investing activities	57,761	52,953

Cash flows from financing activities:
Change in short term Federal Home Loan Bank advances, net	—	(33,000)
Federal Home Loan Bank advance call payments	—	(10,000)
Federal Home Loan Bank advance long-term maturities	(5,000)	(15,530)
Other borrowings principal reductions	(15,000)	(6,083)
Net (decrease) increase in deposits	(7,594)	1,571
Repurchase shares of common stock	(2,019)	(4,727)
Surrender of restricted shares of common stock	(190)	(119)
Common stock options exercised	61	—
Cash dividends paid	(3,598)	(3,346)
Net cash used in financing activities	(33,340)	(71,234)
Net increase (decrease) in cash and cash equivalents	32,259	(506)
Cash and cash equivalents at beginning of period	50,172	37,138
Cash and cash equivalents at end of period	$82,431	$36,632

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$27,218	$24,340
Interest on borrowings	$2,532	$3,924
Income taxes	$1,973	$2,064
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$73

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of September 30, 2025, through the date on which the consolidated financial statements were available to be issued on November 4, 2025, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of the quarterly report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of the quarterly report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025; the matters described in Forward-Looking Statements in Part 1, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available for sale and held to maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $904 and $920 at September 30, 2025 and December 31, 2024, respectively. The Company has no available for sale securities or held to maturity securities which it deems to have a credit loss at September 30, 2025.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,370 at September 30, 2025, consisted of $3,727 of FHLB stock, $5,725 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock. Other investments totaling $12,500 at December 31, 2024, consisted of $3,865 of FHLB stock and $5,717 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,775 and $4,467 at September 30, 2025 and December 31, 2024, respectively.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2025, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2024, and no circumstances arose after October 31, 2024, that indicated impairment existed at December 31, 2024, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2024, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
As of September 30, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $3,700. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2025, there were no known instances of noncompliance associated with either investment.
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
Federal Home Loan Bank (“FHLB”) advances - The Bank held no short-term or long-term FHLB advances as of September 30, 2025. The Bank held no short-term FHLB advances and $5,000 long-term FHLB advances as of December 31, 2024. For cash flow purposes the short-term FHLB advances, if any, are disclosed net with original maturities of three months or less.
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
The Company’s effective tax rates were 18.8% and 21.5% for the three months ended September 30, 2025 and September 30, 2024, respectively, and 19.2% and 21.6% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
At September 30, 2025, the Company had $4,570 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of September 30, 2025.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2025 and December 31, 2024, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. government agency obligations	$11,502	$10	$80	$11,432
Mortgage-backed securities	83,679	—	16,079	67,600
Corporate debt securities	44,452	140	2,308	42,284
Asset-backed securities	16,566	16	259	16,323
Total available-for-sale securities	$156,199	$166	$18,726	$137,639

December 31, 2024
U.S. government agency obligations	$13,853	$28	$128	$13,753
Mortgage-backed securities	87,762	—	19,376	68,386
Corporate debt securities	44,931	111	3,326	41,716
Asset-backed securities	19,058	43	105	18,996
Total available-for-sale securities	$165,604	$182	$22,935	$142,851
The amortized cost and fair value of securities held to maturity and the corresponding amounts of gross unrecognized gains and losses as of September 30, 2025 and December 31, 2024, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2025
Obligations of states and political subdivisions	$400	$—	$15	$385
Mortgage-backed securities	81,126	6	16,638	64,494
Total held-to-maturity securities	$81,526	$6	$16,653	$64,879

December 31, 2024
Obligations of states and political subdivisions	$500	$—	$22	$478
Mortgage-backed securities	85,004	4	19,864	65,144
Total held-to-maturity securities	$85,504	$4	$19,886	$65,622
At September 30, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $32,596 as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $220 and mortgage-backed securities with a carrying value of $1,850 as collateral against specific municipal deposits. As of September 30, 2025, the Bank also has mortgage-backed securities with a carrying value of $419 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the nine month periods ended September 30, 2025, and September 30, 2024, there were no sales of available for sale securities.

The estimated fair value of securities at September 30, 2025 and December 31, 2024, by contractual maturity, is shown below.

	September 30, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,012	$3,994	$4,526	$4,487
Due after one year through five years	6,818	6,881	8,652	8,715
Due after five years through ten years	40,196	37,924	41,380	38,033
Due after ten years	21,494	21,240	23,284	23,230
Total securities with contractual maturities	72,520	70,039	77,842	74,465
Mortgage-backed securities	83,679	67,600	87,762	68,386
Total available for sale securities	$156,199	$137,639	$165,604	$142,851

	September 30, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$99	$100	$100
Due after one year through five years	300	286	400	378
Total securities with contractual maturities	400	385	500	478
Mortgage-backed securities	81,126	64,494	85,004	65,144
Total held to maturity securities	$81,526	$64,879	$85,504	$65,622

Securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
U.S. government agency obligations	$2,262	$9	$6,208	$71	$8,470	$80
Mortgage-backed securities	—	—	67,600	16,079	67,600	16,079
Corporate debt securities	927	24	29,866	2,284	30,793	2,308
Asset-backed securities	5,277	42	10,143	217	15,420	259
Total	$8,466	$75	$113,817	$18,651	$122,283	$18,726
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Asset-backed securities	939	1	12,210	104	13,149	105
Total	$9,143	$138	$118,004	$22,797	$127,147	$22,935

At September 30, 2025 no ACL was established for available for sale or held to maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At September 30, 2025, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2025, and December 31, 2024, follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$682,440	51.6%	$707,009	51.7%
Agricultural real estate	64,001	4.8%	72,738	5.3%
Multi-family real estate	237,068	17.9%	220,706	16.1%
Construction and land development	74,354	5.6%	78,146	5.7%
C&I/Agricultural operating:
Commercial and industrial	101,535	7.7%	115,535	8.4%
Agricultural operating	30,078	2.3%	31,017	2.3%
Residential mortgage:
Residential mortgage	124,834	9.4%	131,892	9.6%
Purchased HELOC loans	1,979	0.2%	2,956	0.2%
Consumer installment:
Originated indirect paper	2,566	0.2%	3,970	0.3%
Other consumer	4,155	0.3%	5,012	0.4%
Total loans receivable	$1,323,010	100%	$1,368,981	100%
Less: Allowance for credit losses	(22,182)		(20,549)
Net loans receivable	$1,300,828		$1,348,432

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
As of September 30, 2025, and December 31, 2024, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of September 30, 2025, and gross charge-offs for the nine months ended September 30, 2025:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$49,611	$48,332	$73,187	$99,390	$195,318	$189,575	$8,917	$—	$664,330
Risk rating 6	—	776	119	2,207	2,794	3,481	24	—	9,401
Risk rating 7	—	170	1,318	1,091	1,969	4,161	—	—	8,709
Total	$49,611	$49,278	$74,624	$102,688	$200,081	$197,217	$8,941	$—	$682,440
Current period gross charge-offs	$—	$—	$—	$51	$—	$—	$—	$—	$51
Agricultural real estate
Risk rating 1 to 5	$13,527	$2,551	$6,197	$16,190	$9,466	$15,055	$656	$—	$63,642
Risk rating 6	—	—	—	—	—	139	—	—	139
Risk rating 7	—	—	197	—	—	23	—	—	220
Total	$13,527	$2,551	$6,394	$16,190	$9,466	$15,217	$656	$—	$64,001
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$20,683	$8,633	$7,671	$56,177	$88,708	$45,846	$380	$—	$228,098
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	8,970	—	—	—	8,970
Total	$20,683	$8,633	$7,671	$56,177	$97,678	$45,846	$380	$—	$237,068
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$22,682	$13,350	$26,836	$9,012	$259	$1,981	$234	$—	$74,354
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$22,682	$13,350	$26,836	$9,012	$259	$1,981	$234	$—	$74,354
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$12,127	$16,854	$8,390	$20,059	$8,871	$9,419	$18,446	$—	$94,166
Risk rating 6	230	794	1,435	2,221	61	138	556	—	5,435
Risk rating 7	—	—	280	741	381	—	532	—	1,934
Total	$12,357	$17,648	$10,105	$23,021	$9,313	$9,557	$19,534	$—	$101,535
Current period gross charge-offs	$—	$—	$36	$23	$—	$—	$35	$—	$94
Agricultural operating
Risk rating 1 to 5	$3,944	$1,181	$2,501	$2,212	$375	$948	$18,438	$—	$29,599
Risk rating 6	—	—	46	—	30	203	200	—	479
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$3,944	$1,181	$2,547	$2,212	$405	$1,151	$18,638	$—	$30,078
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$8,649	$9,883	$24,140	$29,056	$6,753	$27,094	$16,916	$—	$122,491
Risk rating 7	—	—	—	—	134	2,109	100	—	2,343
Total	$8,649	$9,883	$24,140	$29,056	$6,887	$29,203	$17,016	$—	$124,834
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,862	$—	$1,862
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,979	$—	$1,979
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$2,536	$—	$—	$2,536
Risk rating 7	—	—	—	—	—	30	—	—	30
Total	$—	$—	$—	$—	$—	$2,566	$—	$—	$2,566
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Other consumer
Risk rating 1 to 5	$1,142	$942	$782	$462	$208	$168	$448	$—	$4,152
Risk rating 7	—	1	—	—	—	—	2	—	3
Total	$1,142	$943	$782	$462	$208	$168	$450	$—	$4,155
Current period gross charge-offs	$—	$3	$10	$—	$—	$—	$4	$—	$17
Total loans receivable	$132,595	$103,467	$153,099	$238,818	$324,297	$302,906	$67,828	$—	$1,323,010
Total current period gross charge-offs	$—	$3	$46	$74	$—	$1	$39	$—	$163

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and nine months ended September 30, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,164	$1,658	$2,347	$178	$21,347
Charge-offs	—	(7)	—	—	(7)
Recoveries	—	3	52	3	58
Additions/reversals to ACL - Loans via provision for credit losses charged to operations	388	490	(76)	(18)	784
ACL - Loans, at end of period	$17,552	$2,144	$2,323	$163	$22,182

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(18)	(163)
Recoveries	92	49	53	11	205
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	995	859	(219)	(44)	1,591
ACL - Loans, at end of period	$17,552	$2,144	$2,323	$163	$22,182

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $493 at September 30, 2025, and $334 at December 31, 2024, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and nine months ended September 30, 2025.

	September 30, 2025 and Three Months Ended	September 30, 2025 and Nine Months Ended
ACL - Unfunded Commitments - beginning of period	$627	$334
Additions (reversals) to ACL - Unfunded Commitments via provision for credit losses charged to operations	(134)	159
ACL - Unfunded Commitments - End of period	$493	$493

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

	September 30, 2025 and Three Months Ended	September 30, 2024 and Three Months Ended	September 30, 2025 and Nine Months Ended	September 30, 2024 and Nine Months Ended
Provision for credit losses on:
Loans	$784	$(148)	$1,591	$(1,935)
Unfunded Commitments	(134)	(252)	159	(790)
Total provision for credit losses	$650	$(400)	$1,750	$(2,725)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2025, and December 31, 2024, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
September 30, 2025
Commercial/Agricultural real estate:
Commercial real estate	$3,401	$1,063	$216	$4,680	$677,760	$682,440
Agricultural real estate	197	—	—	197	63,804	64,001
Multi-family real estate	—	8,970	—	8,970	228,098	237,068
Construction and land development	—	—	—	—	74,354	74,354
C&I/Agricultural operating:
Commercial and industrial	277	—	436	713	100,822	101,535
Agricultural operating	—	—	—	—	30,078	30,078
Residential mortgage:
Residential mortgage	1,114	208	181	1,503	123,331	124,834
Purchased HELOC loans	—	—	—	—	1,979	1,979
Consumer installment:
Originated indirect paper	18	—	—	18	2,548	2,566
Other consumer	6	9	2	17	4,138	4,155
Total	$5,013	$10,250	$835	$16,098	$1,306,912	$1,323,010

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$857	$322	$367	$1,546	$705,463	$707,009
Agricultural real estate	26	—	556	582	72,156	72,738
Multi-family real estate	—	—	—	—	220,706	220,706
Construction and land development	—	—	—	—	78,146	78,146
C&I/Agricultural operating:
Commercial and industrial	566	50	564	1,180	114,355	115,535
Agricultural operating	—	—	793	793	30,224	31,017
Residential mortgage:
Residential mortgage	1,873	796	500	3,169	128,723	131,892
Purchased HELOC loans	—	—	117	117	2,839	2,956
Consumer installment:
Originated indirect paper	25	—	—	25	3,945	3,970
Other consumer	27	—	—	27	4,985	5,012
Total	$3,374	$1,168	$2,897	$7,439	$1,361,542	$1,368,981

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status, of nonaccrual loans individually evaluated and of loans past due over 89 days and still accruing at September 30, 2025 and December 31, 2024, with no allowance for credit losses:

September 30, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,592	$4,390	$—
Agricultural real estate	220	22	—
Multi-family real estate	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,312	331	—
Residential mortgage:
Residential mortgage	403	403	134
Purchased HELOC loans	117	117	—
Consumer installment:
Other consumer	—	—	2
Total	$15,614	$5,263	$136

December 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,594	$4,374	$—
Agricultural real estate	6,222	6,020	—
Construction and land development	103	103	—
C&I/Agricultural operating:
Commercial and industrial	597	564	—
Agricultural operating	793	793	—
Residential mortgage:
Residential mortgage	741	548	186
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Total	$13,168	$12,520	$186

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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of September 30, 2025, and December 31, 2024.

	Collateral Type
September 30, 2025	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,038	$—	$9,038	$6,799	$2,239	$363
Agricultural real estate	220	—	220	23	197	99
Multi-family real estate	8,970	—	8,970	—	8,970	934
C&I/Agricultural operating:
Commercial and industrial	—	2,752	2,752	1,082	1,670	458
Agricultural operating	—	—	—	—	—	—
Residential mortgage:
Residential mortgage	2,346	—	2,346	2,346	—	—
Consumer installment:
Originated indirect paper	—	29	29	29	—	—
Other consumer	—	3	3	3	—	—
Total	$20,574	$2,784	$23,358	$10,282	$13,076	$1,854

	Collateral Type
December 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,004	$—	$9,004	$6,597	$2,407	$258
Agricultural real estate	6,222	—	6,222	6,020	202	99
Construction and land development	103	—	103	103	—	—
C&I/Agricultural operating:
Commercial and industrial	—	1,806	1,806	1,146	660	49
Agricultural operating	—	793	793	793	—	—
Residential mortgage:
Residential mortgage	3,066	—	3,066	2,773	293	49
Consumer installment:
Originated indirect paper	—	25	25	25	—	—
Other consumer	—	2	2	2	—	—
Total	$18,395	$2,626	$21,021	$17,459	$3,562	$455
There were no outstanding commitments to borrowers experiencing financial difficulty as of September 30, 2025. There were no unused lines of credit on loans with borrowers experiencing financial difficulties as of September 30, 2025.

There were no Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2025.

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended September 30, 2025:

Term Extension
Loan Class	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivables
Commercial and industrial	$646	0.64%
Agricultural operating	$200	0.66%
Residential mortgage	$13	0.01%

Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivables
Commercial real estate	$4,263	0.62%
Agricultural real estate	$197	0.31%
Residential mortgage	$120	0.10%

Term Extension and Principal Forgiveness
Loan Class	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivables
Other consumer	$1	0.02%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended September 30, 2025:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 13 months was added to the term of the loans
Agricultural operating	A weighted average of 8 months was added to the term of the loans
Residential mortgage	A weighted average of 61 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Agricultural real estate	Payments were deferred a weighted average of 9 months
Residential mortgage	Payments were deferred a weighted average of 3 months

Term Extension and Principal Forgiveness
Loan Class	Financial Effect
Other consumer	A weighted average of 3 months was added to the term of the loan and a principal balance of $2 was forgiven

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2024:

	Term Extension
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Residential mortgage	$5	—%
Other consumer	$1	0.02%

Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivables
Commercial real estate	$1,182	0.16%
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
The following table shows the performance of such loans that have been modified during the twelve months ended September 30, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,263	$—	$—	$—
Agricultural real estate	—	197	—	—
Commercial and industrial	598	—	—	48
Agricultural operating	200	—	—	—
Residential mortgage	13	120	—	—
Other consumer	1	—	—	—
Total	$5,075	$317	$—	$48

The following table shows the performance of such loans that have been modified during the twelve months ended September 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,182	$—	$—	$—
Commercial and industrial	2,336	—	—	—
Residential mortgage	163	—	82	—
Other consumer	1	—	—	—
Total	$3,682	$—	$82	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2025 and December 31, 2024 were $475,854 and $479,578, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $6,537 and $2,430 at September 30, 2025 and December 31, 2024, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2025 and September 30, 2024, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,548	$3,731	$3,663	$3,865
Increase in mortgage servicing rights resulting from transfers of financial assets	145	128	318	258
Amortization during the period	(161)	(127)	(449)	(391)
Mortgage servicing rights, end of period	3,532	3,732	3,532	3,732
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	—
Additions	—	(36)	—	(41)
Recoveries	—	—	—	5
Valuation allowance, end of period	—	(36)	—	(36)
Mortgage servicing rights, net	$3,532	$3,696	$3,532	$3,696
Fair value of mortgage servicing rights; end of period	$4,789	$5,025	$4,789	$5,025
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $300 and $308 for the three months ended September 30, 2025 and September 30, 2024, respectively. Servicing fees totaled $902 and $929 for the nine months ended September 30, 2025 and September 30, 2024, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at September 30, 2025, was determined using discount rates ranging from 9.500% to 12.500%. Fair value at September 30, 2024, was determined using discount rates ranging from 9.125% to 12.125%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, 2 former bank branch offices, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 1.08 to 2.75 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of September 30, 2025, we have no lease commitments that have not yet commenced and one lease commitment extension beginning on October 1, 2025. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	September 30, 2025	September 30, 2024
The components of total lease cost were as follows:
Operating lease cost	$306	$349
Variable lease cost	64	82
Total lease cost	$370	$431

The components of total lease income were as follows:
Operating lease income	$64	$38

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$412
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2

	September 30, 2025	December 31, 2024
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$547	$815
Operating lease liabilities (2)	$758	$1,076

Weighted average remaining lease term in years; operating leases	2.45	3.08
Weighted average discount rate; operating leases	3.28%	3.15%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.

Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2025	133	11
2026	523	37
2027	458	17
2028	209	16
2029	—	11
Thereafter	—	—
Total	1,323	$92
Less: effects of discounting	(565)
Lease liability recognized	$758

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Non-interest bearing demand deposits	$262,535	$252,656
Interest bearing demand deposits	360,475	355,750
Savings accounts	157,317	159,821
Money market accounts	354,290	369,534
Certificate accounts	345,937	350,387
Total deposits	$1,480,554	$1,488,148

At September 30, 2025, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2025, which is the three months ended:

December 31, 2025	$95,047
December 31, 2026	247,434
December 31, 2027	1,409
December 31, 2028	1,140
December 31, 2029	646
After December 31, 2029	261
Total	$345,937

Certificate accounts of $250 or more were $56,107 and $68,977 at September 30, 2025 and December 31, 2024, respectively.
Brokered deposits were $5,131 at September 30, 2025 and consisted of no brokered certificate accounts and $5,131 of brokered money market accounts. Brokered Deposits were $19,125 at December 31, 2024 and consisted of $14,123 of brokered certificate accounts and $5,002 of brokered money market accounts.
During the nine months ended September 30, 2025, there was one brokered certificate account, totaling $5,489, maturing in the year ended, December 31, 2028, that was called by the Company, and there was one brokered certificate totaling $3,450, maturing in the year ended, December 31, 2025, that was called by the Company.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2025 and December 31, 2024, is as follows:

	September 30, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.50%	6.50%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$—	—%	—%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$35,000				$50,000

Unamortized debt issuance costs		(238)				(394)
Total other borrowings		$46,762				$61,606

Totals		$46,762				$66,606
(1)    FHLB advances require interest-only monthly payments and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,028,745 and $1,075,001 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $414,386 compared to $424,658 as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5,000 and $81,000, during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of September 30, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 was 1.45%.
(4) Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, modified in February of 2023, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 line of credit, maturing August 1, 2026, that remains undrawn upon, and was renewed for a term of one year on August 1, 2025..
(5) Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bore a fixed interest rate of 6.00% for five years. On July 7, 2025, the Board of Directors approved the redemption of the entire $15,000 balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR plus 591 basis points. The redemption occurred on September 1, 2025.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $198,700 and $209,750 at September 30, 2025 and December 31, 2024, respectively.
Federal Reserve Borrowings
At September 30, 2025 and December 31, 2024, the Bank had the ability to borrow $24,784 and $24,942 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $32,596 and $33,994 as of September 30, 2025, and December 31, 2024, respectively. There were no Federal Reserve borrowings outstanding as of September 30, 2025, and December 31, 2024.
Federal Funds Purchased Lines of Credit
As of September 30, 2025, the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. As of December 31, 2024, the Bank maintained three unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2025 or December 31, 2024.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2025, and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2025
Total capital (to risk weighted assets)	$227,075	15.9%	$114,476	> =	8.0%	$143,095	> =	10.0%
Tier 1 capital (to risk weighted assets)	209,130	14.6%	85,857	> =	6.0%	114,476	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	209,130	14.6%	64,393	> =	4.5%	93,012	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	209,130	12.2%	68,356	> =	4.0%	85,444	> =	5.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2025, and December 31, 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2025
Total capital (to risk weighted assets)	$222,117	15.5%	$114,654	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,144	11.8%	85,990	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,144	11.8%	64,493	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,144	9.9%	68,443	> =	4.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of September 30, 2025, 331,968 restricted shares had been granted under this plan. This amount includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2022 and ending December 31, 2024. The amount also includes 8,805 shares of performance based restricted stock granted in 2021 and issued in January 2024 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2021 and ending December 31, 2023. As of September 30, 2025, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2025, there are no awarded unvested restricted shares, and 49,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $33 and $135 for the three and nine months ended September 30, 2025, compared to $159 and $475 for the three and nine months ended September 30, 2024.

Restricted Common Stock Award

	September 30, 2025		December 31, 2024
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	39,171	$12.48	75,601	$12.41
Granted	—	—	16,955	11.88
Vested	(33,062)	12.50	(53,139)	12.19
Forfeited	—	—	(246)	11.88
Unvested and outstanding at end of period	6,109	$12.36	39,171	$12.48

	September 30, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares awarded above target	1,154	14.00
Vested and issued 2022 performance shares	(16,021)	14.00
Unvested at end of period	18,321	$12.36

	December 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Granted	—	—
Vested and issued	(8,805)	10.78
Forfeited	—	—
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2025
Outstanding at beginning of year	52,000	$11.62
Exercised	(6,000)	10.10
Outstanding at end of period	46,000	$11.82	1.24	$196
Exercisable at end of period	46,000	$11.82	1.24	$196
December 31, 2024
Outstanding at beginning of year	54,000	$11.59
Exercised	(2,000)	11.00
Outstanding at end of year	52,000	$11.62	1.85	$243
Exercisable at end of year	52,000	$11.62	1.85	$243
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2025	Twelve months ended December 31, 2024
Intrinsic value of options exercised	$26	$12
Cash received from options exercised	$61	$22
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At September 30, 2025 and December 31, 2024, the related liability was $350 and $190, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended September 30, 2025 and September 30, 2024, the Company recorded related expense of $128 and $58, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded related expense of $259 and $121, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Investment securities:
U.S. government agency obligations	$11,432	$—	$11,432	$—
Mortgage-backed securities	67,600	—	67,600	—
Corporate debt securities	42,284	—	42,284	—
Asset-backed securities	16,323	—	16,323	—
Total investment securities	137,639	—	137,639	—
Equity Investments:
Farmer Mac equity securities	481	481	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	3,832	—	—	—
Total equity investments	5,675	481	—	1,362
Total	$143,314	$481	$137,639	$1,362

December 31, 2024
Investment securities:
U.S. government agency obligations	$13,753	$—	$13,753	$—
Mortgage-backed securities	68,386	—	68,386	—
Corporate debt securities	41,716	—	41,716	—
Corporate asset backed securities	18,996	—	18,996	—
Total investment securities	142,851	—	142,851	—
Equity Investments:
Farmer Mac equity securities	569	569	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	2,771	—	—	—
Total equity investments	4,702	569	—	1,362
Total	$147,553	$569	$142,851	$1,362

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the nine months ended September 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At September 30, 2025, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. At December 31, 2024, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three and nine months ended September 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, $0 and $2,082 of senior debt, previously measured as a Level 1 instrument, was exchanged for preferred equity, now measured as a Level 3 instrument, resulting in a transfer out of Level 1 fair value measurement to Level 3 fair value measurement. The exchange resulted in $0 and $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, being recognized on the three and nine months ended September 30, 2024, consolidated statement of operations as loss on equity securities.
Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Foreclosed and repossessed assets, net	$911	$—	$—	$911
Collateral dependent loans	11,222	—	—	11,222
Total	$12,133	$—	$—	$12,133
December 31, 2024
Foreclosed and repossessed assets, net	$915	$—	$—	$915
Collateral dependent loans	3,107	—	—	3,107
Total	$4,022	$—	$—	$4,022
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
September 30, 2025 and December 31, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
September 30, 2025
Foreclosed and repossessed assets, net	$911	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$11,222	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2024
Foreclosed and repossessed assets, net	$915	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$3,107	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.
The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2025		December 31, 2024
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$82,431	$82,431	$50,172	$50,172
Securities available for sale “AFS”	(Level II)	137,639	137,639	142,851	142,851
Securities held to maturity “HTM”	(Level II)	81,526	64,879	85,504	65,622
Farmer Mac equity securities	(Level I)	481	481	569	569
Preferred equity	(Level III)	1,362	1,362	1,362	1,362
Equity investments valued at NAV(1)	N/A	3,832	N/A	2,771	N/A
Loans receivable, net	(Level III)	1,300,828	1,269,558	1,348,432	1,315,657
Loans held for sale - Residential mortgage	(Level I)	1,418	1,418	441	441
Loans held for sale - SBA /FSA	(Level II)	3,928	3,928	888	888
Mortgage servicing rights	(Level III)	3,532	4,789	3,663	5,227
Accrued interest receivable	(Level I)	6,159	6,159	5,653	5,653
Financial liabilities:
Deposits	(Level III)	$1,480,554	$1,480,268	$1,488,148	$1,487,492
FHLB advances	(Level II)	—	—	5,000	4,979
Other borrowings	(Level II)	46,762	44,662	61,606	58,625
Accrued interest payable	(Level I)	3,832	3,832	5,842	5,842
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic
Net income attributable to common stockholders	$3,682	$3,286	$10,149	$11,049
Weighted average common shares outstanding	9,911	10,198	9,963	10,335
Basic earnings per share	$0.37	$0.32	$1.02	$1.07
Diluted
Net income attributable to common stockholders	$3,682	$3,286	$10,149	$11,049
Weighted average common shares outstanding	9,911	10,198	9,963	10,335
Add: Dilutive stock options outstanding	10	6	10	5
Average shares and dilutive potential common shares	9,921	10,204	9,973	10,340
Diluted earnings per share	$0.37	$0.32	$1.02	$1.07
Additional common stock option shares that have not been included due to their antidilutive effect	—	20	—	20
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At September 30, 2025 and September 30, 2024, there were 0 and 20 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the quarterly average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 12 – OTHER COMPREHENSIVE INCOME
The following tables show the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$2,170	$(513)	$1,657	$4,605	$(1,053)	$3,552
Other comprehensive income	$2,170	$(513)	$1,657	$4,605	$(1,053)	$3,552

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$4,193	$(1,000)	$3,193	$4,383	$(1,030)	$3,353
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	—	168	(38)	130
Other comprehensive income	$4,193	$(1,000)	$3,193	$4,551	$(1,068)	$3,483
The changes in the accumulated balances for each component of other comprehensive income, net of tax for the twelve months ended December 31, 2024 and the nine months ended September 30, 2025 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	1,248	908
Ending balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	4,193	3,193
Ending balance, September 30, 2025	$(18,560)	$(13,227)

There were no reclassifications out of accumulated other comprehensive income for the three and nine month periods ended September 30, 2025. Reclassifications out of accumulated other comprehensive income for the three and nine month periods ended September 30, 2024 were as follows:

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Interest and dividend income	$22,254	$22,512	$65,859	$67,654

Reconciliation of revenue
Other Revenue	3,022	2,921	8,451	8,098
Total consolidated revenues	25,276	25,433	74,310	75,752

Less:
Interest expense	9,040	11,227	27,740	32,888
Segment net interest income and non-interest income	16,236	14,206	46,570	42,864

Less:
Provision for credit losses	650	(400)	1,750	(2,725)
Compensation and related benefits (expense)	6,341	5,743	17,946	16,901
Other expenses	4,710	4,678	14,318	14,596
Provision for income taxes (expense)	853	899	2,407	3,043
Segment net income/consolidated net income	$3,682	$3,286	$10,149	$11,049

Other segment disclosures:
Interest income	$22,254	$22,512	$65,859	$67,654
Interest expense	$9,040	$11,227	$27,740	$32,888
Depreciation	$505	$531	$1,549	$1,644
Amortization	$113	$178	$471	$536
Other significant noncash items:
Provision for credit losses	$650	$(400)	$1,750	$(2,725)

Reconciliation of assets:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total assets for reportable segments	$1,726,987	$1,799,137	$1,726,987	$1,799,137
Other assets	—	—	—	—
Total consolidated assets	$1,726,987	$1,799,137	$1,726,987	$1,799,137

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025, (“2024 10-K”), and the following:
•conditions in the financial markets and economic conditions generally;
•the impact of inflation on our business and our customers;
•geopolitical tensions, including current or anticipated impact of military conflicts;
•the impact of a prolonged U.S. government shutdown on our business and our customers;
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2025, and our consolidated results of operations for the nine months ended September 30, 2025, compared to the same period in the prior fiscal year ended September 30, 2024. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2024 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the three and nine months ended September 30, 2025, and September 30, 2024.
Compared to the third quarter of 2024, the third quarter of 2025 net interest income increased $1.9 million. The third quarter 2025 increase from the same period in 2024 was largely due to: (1) $1.3 million in lower liability expense due to 50 basis point lower cost of funds; (2) $0.4 million of interest income recognized on the payoff of nonaccrual loans and loans with purchase credit discounts; (3) $0.4 million of accretion on the aforementioned payoffs; and (4) with higher asset yields offsetting a 4% decrease in interest-earning assets.
The total provision for credit losses for the third quarter ended September 30, 2025, was $0.650 million compared to a negative provision for credit losses of $0.400 million for the quarter ended September 30, 2024. The third quarter of 2025 provision was largely due to: (1) the impact of changes in credit quality, i.e. changes in reserve on impaired loans, and the impact of delinquent loans at June 30, 2025, becoming current at September 30, 2025; (2) net shrinkage of the loan portfolio of $0.1 million; (3) $51 thousand of net recoveries; (4) a decrease in off-balance sheet commitments for new construction loan originations of $0.1 million. The total benefit, i.e., negative provision, for credit losses for the third quarter ended September 30, 2024, of $0.400 million, was due to decreases in the ACL related to on-balance sheet ACL of $0.1 million; and reductions in off-balance sheet reserves to fund commitments of $0.3 million.
Non-interest income increased $0.1 million in the third quarter of 2025, compared to the third quarter of 2024, primarily due to higher gains on sale of loans.
Non-interest expense increased $0.7 million in the third quarter of 2025 from $10.4 million in the third quarter of 2024. The increase was primarily due to an increase in compensation expense due to annual employee pay raises, higher incentive accruals, and higher medical costs.
Provision for income taxes decreased to $0.85 million in the third quarter of 2025, from $0.9 million in the third quarter of 2024, primarily due to a lower effective tax rate. The decrease in the effective tax rate was primarily due to the positive impact of higher permanent tax deductions in 2025.
For the nine months ended September 30, 2025, net interest income increased $3.4 million from the same period in 2024. The increase in net interest income was largely due to: (1) lower liability interest costs of 33 basis points; (2) income from the payoff of nonaccrual loans and loans with purchase credit discounts, which increased $0.8 million; partially offset by the impact of a 4% decrease in interest-earnings assets.
The total provision for credit losses for the nine months ended September 30, 2025, was $1.750 million compared to a negative provision for credit losses of $2.725 million for the nine months ended September 30, 2024. The 2025 provision for ACL was primarily due to the impact of higher reserves on impaired loans and the impact of higher delinquencies. For the nine months ended 2024, the total provision for ACL was a negative provision of $2.725 million. The decrease was primarily due to:

(1) the $0.9 million impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario assumptions utilized by our third party provider; (3) reduction in off-balance sheet ACL to fund loan commitments of $0.9 million; (4) a decrease in the allowance for credit losses of $0.5 million, largely in the first quarter; and (5) net recoveries.
Non-interest income increased $0.4 million for the nine-month period ended September 30, 2025, compared to the same period in 2024, primarily due to: (1) $0.6 million higher gain on equity securities, and (2) higher gain on sale of loans of $0.4 million, partially offset by the (3) Bank Owned Life Insurance death benefit of $0.2 million recognized in the second quarter of 2024, and (4) lower service charges on deposit accounts, loan fees and service charges due to lower customer activity.
Non-interest expense increased $0.8 million in the nine-month period ended September 30, 2025, compared to the same period in 2024, primarily due to higher compensation expense for the reason discussed above, partially offset by the establishment in the first quarter 2024 of the SBA recourse reserve of $0.4 million.
Provision for income taxes decreased to $2.4 million in the nine months ended September 30, 2025, compared to the same period in 2024, due to a decrease in pre-tax income and a lower effective tax rate. The decrease in the effective tax rate was primarily due to the positive impact of higher permanent tax deductions in 2025.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income, non-interest expense, and provision for income taxes are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion.
We reported net income of $3.7 million and $10.1 million, or $0.37 and $1.02 per diluted share for the three and nine months ended September 30, 2025, compared to net income of $3.3 million and $11.0 million, or $0.32 and $1.07 per diluted share for the three and nine months ended September 30, 2024, respectively.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and nine-month periods ended September 30, 2025, and September 30, 2024, respectively.
Net interest income was $13.2 million for the three months ended September 30, 2025, compared to $11.3 million for the three months ended September 30, 2024. Compared to the third quarter of 2024, the third quarter of 2025 net interest income increased $1.9 million. The third quarter 2025 increase from the same period in 2024, was largely due to: (1) $1.3 million in lower liability interest expense due to 50 basis point lower cost of funds; (2) $0.4 million of interest income recognized on the payoff of nonaccrual loans and loans with purchase credit discounts; (3) $0.4 million of accretion on the aforementioned payoffs; and (4) with higher asset yields offsetting a 4% decrease in interest-earning assets.
The net interest margin for the three-month period ended September 30, 2025, increased to 3.20%, compared to 2.63%, for the three-month period ended September 30, 2024. The higher net interest margin was due to: (1) a decrease in liability costs of 48 basis points; (2) the net favorable impacts of the $0.4 million of payoffs of nonaccrual loans and loans with purchase credit discounts or 10 basis points; and (3) a net increase of 4 basis points in asset yields in addition to those discussed above.
Net interest income was $38.1 million for the nine-month period ended September 30, 2025, compared to $34.8 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net interest income increased $3.3 million from the same period in 2024. The increase in net interest income was largely due to: (1) lower liability costs of 33 basis points; (2) income from the payoff of nonaccrual loans and loans with purchase credit discounts, increased $0.8 million; partially offset by the impact of a 4% decrease in interest-earnings assets.
The net interest margin for the nine-month period ended September 30, 2025, increased to 3.11%, compared to 2.71%, for the nine-month period ended September 30, 2024. The higher net interest margin was primarily due to: (1) a decrease in liability costs of 33 basis points; and (2) the net favorable impact of the $0.74 million payoffs of nonaccrual loans and loans with purchase credit discounts, net of income recognized on loans modified.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine-month periods ended September 30, 2025, and September 30, 2024. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$62,395	$693	4.41%	$25,187	$360	5.69%
Loans	1,342,635	19,759	5.84%	1,429,928	20,115	5.60%
Investment securities	220,213	1,738	3.13%	236,960	1,966	3.30%
Other investments	12,373	64	2.05%	12,553	71	2.25%
Total interest earning assets	$1,637,616	$22,254	5.39%	$1,704,628	$22,512	5.25%
Average interest-bearing liabilities:
Savings accounts	$158,905	$306	0.76%	$170,777	$450	1.05%
Demand deposits	376,145	2,061	2.17%	357,201	2,152	2.40%
Money market	358,956	2,512	2.78%	381,369	3,126	3.26%
CD’s	339,566	3,341	3.90%	379,722	4,437	4.65%
Total deposits	$1,233,572	$8,220	2.64%	$1,289,069	$10,165	3.14%
FHLB Advances and other borrowings	54,389	820	5.98%	80,338	1,062	5.26%
Total interest-bearing liabilities	$1,287,961	$9,040	2.78%	$1,369,407	$11,227	3.26%
Net interest income		$13,214			$11,285
Interest rate spread			2.61%			1.99%
Net interest margin			3.20%			2.63%
Average interest earning assets to average interest-bearing liabilities			1.27			1.24

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$51,589	$1,710	4.43%	$19,073	$823	5.76%
Loans receivable	1,353,030	58,466	5.78%	1,441,972	60,204	5.58%
Investment securities	223,985	5,282	3.15%	240,054	6,038	3.36%
Other investments	12,423	401	4.32%	12,983	589	6.06%
Total interest earning assets	$1,641,027	$65,859	5.37%	$1,714,082	$67,654	5.27%
Average interest bearing liabilities:
Savings accounts	$162,222	$1,048	0.86%	$173,946	$1300	1.00%
Demand deposits	377,051	6,079	2.16%	355,356	6,192	2.33%
Money market accounts	361,944	7,557	2.79%	378,740	9,005	3.18%
CD’s	342,077	10,420	4.07%	364,131	12,215	4.48%
Total deposits	$1,243,294	$25,104	2.70%	$1,272,173	$28,712	3.01%
FHLB advances and other borrowings	60,231	2,636	5.85%	108,897	4,176	5.12%
Total interest bearing liabilities	$1,303,525	$27,740	2.85%	$1,381,070	$32,888	3.18%
Net interest income		$38,119			$34,766
Interest rate spread			2.52%			2.09%
Net interest margin			3.11%			2.71%
Average interest earning assets to average interest bearing liabilities			1.26			1.24

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
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2025, compared to the three months ended September 30, 2024.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$446	$(113)	$333
Loans	(1,263)	907	(356)
Investment securities	(135)	(93)	(228)
Other investments	(1)	(6)	(7)
Total interest earning assets	(953)	695	(258)
Interest expense:
Savings accounts	(30)	(114)	(144)
Demand deposits	111	(202)	(91)
Money market accounts	(176)	(438)	(614)
CD’s	(438)	(658)	(1,096)
Total deposits	(533)	(1,412)	(1,945)
FHLB Advances and other borrowings	(401)	159	(242)
Total interest bearing liabilities	(934)	(1,253)	(2,187)
Net interest income	$(19)	$1,948	$1,929

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1,165	$(278)	$887
Loans receivable	(3,796)	2,058	(1,738)
Investment securities	(390)	(366)	(756)
Other investments	(24)	(164)	(188)
Total interest earning assets	(3,045)	1,250	(1,795)
Interest expense:
Savings accounts	(83)	(169)	(252)
Demand deposits	365	(478)	(113)
Money market accounts	(386)	(1,062)	(1,448)
CD’s	(711)	(1,084)	(1,795)
Total deposits	(815)	(2,793)	(3,608)
FHLB advances and other borrowings	(787)	(753)	(1,540)
Total interest bearing liabilities	(1,602)	(3,546)	(5,148)
Net interest income	$(1,443)	$4,796	$3,353
The table below shows the principal balance and current contractual rate of fixed rate certificates of deposit as of September 30, 2025. The table also shows the principal balance and current contractual rate of fixed rate loans and securities as of September 30, 2025, that mature or reprice.
Portfolio Contractual Repricing:
(in millions, except yields)

	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	FY 2027
Maturing Certificate Accounts:
Contractual Balance	$95	$138	$63	$36	$10	$3
Contractual Interest Rate	3.90%	3.98%	3.97%	3.93%	3.85%	0.84%
Maturing or Repricing Loans:
Contractual Balance	$42	$40	$55	$117	$98	$233
Contractual Interest Rate	4.95%	4.59%	4.71%	3.70%	3.84%	4.64%
Maturing or Repricing Securities:
Contractual Balance	$7	$2	$7	$7	$3	$7
Contractual Interest Rate	4.45%	3.72%	3.57%	3.44%	3.27%	4.76%

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
The total provision for credit losses for the third quarter ended September 30, 2025, was $0.650 million compared to a negative provision for credit losses of $0.400 million for the quarter ended September 30, 2024. The third quarter of 2025 provision was largely due to: (1) the impact of changes in credit quality, i.e. changes in reserve on impaired loans, and the impact of delinquent loans at June 30, 2025, becoming delinquent at September 30, 2025; (2) net shrinkage of the loan portfolio of $0.1 million; (3) $51 thousand of net recoveries; (4) a decrease in off-balance sheet commitments for new construction loan originations of $0.1 million. The total benefit, i.e., negative provision, for credit losses for the third quarter ended September 30, 2024, of $0.400 million was due to decreases in ACL related to on-balance sheet ACL of $0.1 million; and reductions in off-balance sheet reserves to fund commitments of $0.3 million.
The total provision for credit losses for the nine months ended September 30, 2025, was $1.750 million compared to a negative provision for credit losses of $2.725 million for the nine months ended September 30, 2024. The 2025 provision for ACL was primarily due to the impact of higher reserves on impaired loans and the impact of higher delinquencies. For the nine months ended 2024, the total provision for ACL was a negative provision of $2.725 million. The decrease was primarily due to: (1) the $0.9 million impact of loan portfolio decreases and credit quality improvements; (2) $0.6 million due to improvements in the Moody’s economic scenario assumptions utilized by our third party provider; (3) reduction in off-balance sheet ACL to fund loan commitments of $0.9 million; (4) a decrease in the allowance for credit losses of $0.5 million, largely in the first quarter; and (5) net recoveries.
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

Non-interest Income. The following table reflects the various components of non-interest income for the three and nine-month periods ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest Income:
Service charges on deposit accounts	$449	$513	(12.48)%	$1,304	$1,474	(11.53)%
Interchange income	565	577	(2.08)%	1,647	1,697	(2.95)%
Loan servicing income	649	643	0.93%	1,773	1,751	1.26%
Gain on sale of loans	992	752	31.91%	2,411	1,998	20.67%
Loan fees and service charges	173	165	4.85%	530	704	(24.72)%
Net gains (losses) on equity securities	(66)	(78)	N/M	43	(569)	N/M
Bank Owned Life Insurance (BOLI) death benefit	—	—	N/M	—	184	N/M
Other	260	349	(25.50)%	743	859	(13.50)%
Total non-interest income	$3,022	$2,921	3.46%	$8,451	$8,098	4.36%
N/M means not meaningful
Service charges on deposit accounts decreased $64 thousand from the third quarter of 2024, compared to the third quarter of 2025, and decreased $170 thousand for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to lower customer activity.
Gain on sale of loans increased in the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024. Higher gains on SBA loan sales account for approximately 2/3 of the increase, with the remainder of the increase also impacted by higher gains on sale of residential loans. For the nine-month periods ending September 30, 2025, and 2024, loan sale gains increased approximately 60% due to higher SBA loan sales and 40% higher residential gains on sale
Loan fees and services charges were lower in the nine-month period ended September 30, 2025, compared to the same periods in 2024, due to lower customer activity.
Net gains (losses) on equity securities increased for the nine-month period ended September 30, 2025, compared to the same period in 2024. The change was due to second quarter 2024 losses, partially offset by gains recognized in the first quarter of 2024, due to increased valuations of equity securities.
The decrease in other income for the three- and nine-month periods ending September 30, 2025, compared to the same periods in 2024, is due to changes in annual debit card incentives in 2025, due to lower customer spending.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine-month periods ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Non-interest Expense:
Compensation and related benefits	$6,341	$5,743	10.41%	$17,946	$16,901	6.18%
Occupancy	1,266	1,242	1.93%	3,749	3,942	(4.90)%
Data processing	1,811	1,665	8.77%	5,283	4,787	10.36%
Amortization of intangible assets	113	178	(36.52)%	471	536	(12.13)%
Mortgage servicing rights expense, net	161	163	(1.23)%	449	427	5.15%
Advertising, marketing and public relations	201	225	(10.67)%	562	575	(2.26)%
FDIC premium assessment	195	201	(2.99)%	584	606	(3.63)%
Professional services	359	336	6.85%	1,299	1,249	4.00%
Gains on repossessed assets, net	(4)	65	N/M	—	47	N/M
Other	608	603	0.83%	1,921	2,427	(20.85)%
Total non-interest expense	$11,051	$10,421	6.05%	$32,264	$31,497	2.44%

Non-interest expense (annualized) / Average assets	2.53%	2.29%	10.48%	2.47%	2.31%	6.93%
N/M means not meaningful
Compensation expense for the three-month period ended September 30, 2025, increased from the same period in 2024, due to annual employee pay raises, effective late first quarter of 2025, higher incentive accruals, and higher medical costs. The increase for the nine-month period ending September 30, 2025, was largely due to the same reason as in the third quarter period.
Data processing expense for the three and nine-months ended September 30, 2025, increased from the same 2024 periods, largely due to inflationary pressures and the impact of new software implementation costs to aid in future efficiency efforts.
Amortization of intangibles decreased for both the three and nine-month periods ending September 30, 2025, from the same 2024 periods, as an intangible was fully amortized in the third quarter of 2025.
The decrease in other non-interest expense for the nine-months ended September 30, 2025, compared to the same period in 2024, is largely due to $0.2 million in branch closure costs in the second quarter of 2024 and the establishment of an SBA valuation reserve of $0.4 million in the first quarter of 2024, partially offset by additional SBA costs in 2025 of $0.1 million.
Income Taxes. Provision for income taxes decreased to $0.85 million in the third quarter of 2025, from $0.9 million in the third quarter of 2024. For the nine months ended September 30, 2025, income tax expense decreased $0.6 million to $2.4 million, compared to the same period in 2024. The decrease in both periods is primarily due to lower pre-tax income and to a lesser extent, a lower effective tax rate, due to the positive impact of higher permanent tax deductions in 2025.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased $32.2 million to $82.4 million at September 30, 2025, compared to $50.2 million at December 31, 2024. This increase was primarily due to the net proceeds from loan shrinkage increasing on-balance sheet liquidity and growing interest-bearing cash.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $5.3 million during the nine months ended September 30, 2025, to $137.6 million from $142.9 million at December 31, 2024. There were principal repayments of $8.9 million, and a net decrease in the corporate debt portfolio due to calls of $5.0 million and maturities of $2.5 million. These reductions were partially offset by purchases of $7.0 million of corporate debt and a decrease in the unrealized loss of $4.2 million.
Securities held-to-maturity decreased $4.0 million to $81.5 million during the nine-month period ended September 30, 2025, from $85.5 million at December 31, 2024, due to principal repayments.
The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
September 30, 2025
U.S. government agency obligations	$11,502	$11,432
Mortgage-backed securities	83,679	67,600
Corporate debt securities	44,452	42,284
Asset-backed securities	16,566	16,323
Totals	$156,199	$137,639
December 31, 2024
U.S. government agency obligations	$13,853	$13,753
Mortgage-backed securities	87,762	68,386
Corporate debt securities	44,931	41,716
Asset-backed securities	19,058	18,996
Totals	$165,604	$142,851

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
September 30, 2025
Obligations of states and political subdivisions	$400	$385
Mortgage-backed securities	81,126	64,494
Totals	$81,526	$64,879
December 31, 2024
Obligations of states and political subdivisions	$500	$478
Mortgage-backed securities	85,004	65,144
Totals	$85,504	$65,622

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$88,487	$72,371	$94,327	$74,910
AAA	5,018	4,996	7,210	7,148
AA	18,242	17,988	19,136	19,077
A	3,450	3,246	5,950	5,620
BBB	41,002	39,038	38,981	36,096
Total available for sale securities	$156,199	$137,639	$165,604	$142,851
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$81,126	$64,494	$85,004	$65,144
A	400	385	500	478
Total	$81,526	$64,879	$85,504	$65,622
At September 30, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $32.6 million as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.2 million and mortgage-backed securities with a carrying value of $1.9 million as collateral against specific municipal deposits. As of September 30, 2025, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, decreased by $0.05 billion, to $1.32 billion as of September 30, 2025, from $1.37 billion at December 31, 2024. The following table reflects the composition, of our loan portfolio at September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$683,931	51.7%	$709,018	51.8%
Agricultural real estate	64,096	4.8%	73,130	5.3%
Multi-family real estate	237,191	17.9%	220,805	16.1%
Construction and land development	74,789	5.7%	78,489	5.7%
Residential mortgage
Residential mortgage	125,198	9.5%	132,341	9.7%
Purchased HELOC loans	1,979	0.1%	2,956	0.2%
Total real estate loans	1,187,184	89.7%	1,216,739	88.8%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	101,700	7.7%	115,657	8.4%
Agricultural operating	30,085	2.3%	31,000	2.3%
Consumer installment
Originated indirect paper	2,567	0.2%	3,970	0.4%
Other consumer	4,155	0.3%	5,012	0.4%
Total C&I/Agricultural operating and Consumer installment Loans	138,507	10.5%	155,639	11.5%
Gross loans	$1,325,691	100.2%	$1,372,378	100.3%
Unearned net deferred fees and costs and loans in process	(2,563)	(0.2)%	(2,547)	(0.2)%
Unamortized discount on acquired loans	(118)	—%	(850)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,323,010	100.0%	1,368,981	100.0%
Allowance for credit losses	(22,182)		(20,549)
Total loans receivable, net	$1,300,828		$1,348,432
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

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at September 30, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$447	$237	$237	$75
Number of Loans	723	375	129	87
Average Loan Size in Millions	$0.6	$0.6	$1.8	$0.9
Approximate Weighted Average LTV	52%	50%	61%	73%
Weighted Average Seasoning in Months	48	47	45	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.02%	0.00%	0.00%
Criticized Loans in Millions	$5.8	$8.7	$9.0	$0.0
Criticized Loans as a Percent of Total	1.3%	3.7%	3.8%	0.0%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	49%	79%	62%	59%
Minnesota	22%	15%	27%	8%
Other	29%	6%	11%	33%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at September 30, 2025:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$151	$98	$59	$26
Number of Loans	74	21	82	71
Average Loan Size in Millions	$2.0	$4.7	$0.7	$0.4
Approximate Weighted Average LTV	48%	54%	49%	63%
Weighted Average Seasoning in Months	41	N/A	N/A	51
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$3.5	$3.3	$0.2
Criticized Loans as a Percent of Total	0.0%	3.5%	5.5%	0.7%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	19%	35%	58%	79%
Minnesota	0%	43%	26%	12%
Other	81%	22%	16%	9%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2024:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$471	$238	$221	$78
Number of Loans	746	385	129	91
Average Loan Size in Millions	$0.6	$0.6	$1.7	$0.9
Approximate Weighted Average LTV	52%	51%	62%	74%
Weighted Average Seasoning in Months	44	41	41	N/A
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$7.6	$4.2	$0.0	$0.1
Criticized Loans as a Percent of Total	1.6%	1.7%	0.0%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	79%	63%	55%
Minnesota	20%	17%	33%	7%
Other	28%	4%	4%	38%
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

Allowance for Credit Losses - Loans. The Allowance for Credit Losses - Loans (“ACL”) is a valuation allowance for expected future credit losses in the Company’s loan portfolio as of the balance sheet date. In determining the allowance, the Company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers qualitative and quantitative relevant information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
The determination of the ACL requires significant judgment to estimate credit losses. The ACL is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
Qualitative adjustments are made to the allowance calculated on collectively evaluated loans to incorporate factors not included in the model. Qualitative factors include but are not limited to: lending policies and procedures, the experience and ability of lending and other staff, the volume and severity of problem credits, quality of the loan review system, and other external factors.
Loans that exhibit different risk characteristics from the pool are individually evaluated for credit losses. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating, and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of: (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: (1) the borrower is experiencing financial difficulty; and (2) repayment is expected to be provided substantially through the sale or operation of the collateral.
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	September 30, 2025 and Three Months Ended	June 30, 2025 and Three Months Ended	December 31, 2024 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$21,347	$20,205	$21,000
Loans charged off:
Commercial/Agricultural real estate	—	—	—
C&I/Agricultural operating	(7)	(67)	(143)
Residential mortgage	—	—	—
Consumer installment	—	(7)	(7)
Total loans charged off	(7)	(74)	(150)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	52	10
C&I/Agricultural operating	3	1	1
Residential mortgage	52	—	—
Consumer installment	3	5	12
Total recoveries of loans previously charged off:	58	58	23
Net loan recoveries/(charge-offs) (“NCOs”)	51	(16)	(127)
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	784	1,158	(324)
ACL - Loans, at end of period	$22,182	$21,347	$20,549
Average outstanding loan balance	$1,342,635	$1,353,332	$1,396,854
Ratios:
NCOs (annualized) to average loans	(0.02)%	0.00%	0.04%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,164	$1,658	$2,347	$178	$21,347
Charge-offs	—	(7)	—	—	(7)
Recoveries	—	3	52	3	58
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	388	490	(76)	(18)	784
ACL - Loans, at end of period	$17,552	$2,144	$2,323	$163	$22,182

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(18)	(163)
Recoveries	92	49	53	11	205
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	995	859	(219)	(44)	1,591
ACL - Loans, at end of period	$17,552	$2,144	$2,323	$163	$22,182

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	September 30, 2025	December 31, 2024
Loans, end of period	$1,323,010	$1,368,981
ACL - Loans	$22,182	$20,549
ACL - Loans to loans, end of period	1.68%	1.50%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.49 million at September 30, 2025, and $0.33 million at December 31, 2024, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	September 30, 2025 and Three Months Ended	September 30, 2024 and Three Months Ended	September 30, 2025 and Nine Months Ended	September 30, 2024 and Nine Months Ended
ACL - Unfunded commitments - beginning of period	$627	$712	$334	$1,250
Additions (reductions) to ACL - Unfunded commitments via provision for credit losses charged to operations	(134)	(252)	159	(790)
ACL - Unfunded commitments - end of period	$493	$460	$493	$460
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	September 30, 2025 and Nine Months Then Ended (1)	December 31, 2024 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$4,592	$4,594
Agricultural real estate	220	6,222
Multi-family real estate	8,970	—
Construction and land development	—	103
Commercial and industrial	1,312	597
Agricultural operating	—	793
Residential mortgage	520	858
Consumer installment	—	1
Total nonaccrual loans	$15,614	$13,168
Accruing loans past due 90 days or more	136	186
Total nonperforming loans (“NPLs”)	15,750	13,354
Other real estate owned	876	891
Other collateral owned	35	24
Total nonperforming assets (“NPAs”)	$16,661	$14,269
Average outstanding loan balance	$1,353,030	$1,430,631
Loans, end of period	$1,323,010	$1,368,981
Total assets, end of period	$1,726,987	$1,748,519
ACL - Loans, at beginning of period	$20,549	$22,908
Loans charged off:
Commercial/Agricultural real estate	$(51)	$(39)
C&I/Agricultural operating	(94)	(143)
Residential mortgage	—	(4)
Consumer installment	(18)	(35)
Total loans charged off	(163)	(221)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	92	56
C&I/Agricultural operating	49	36
Residential mortgage	53	7
Consumer installment	11	22
Total recoveries of loans previously charged off:	205	121
Net loan recoveries/(charge-offs) (“NCOs”)	42	(100)
Additions (reductions) to ACL - loans via provision for credit losses charged to operations	1,591	(2,259)
ACL - Loans, at end of period	$22,182	$20,549
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.00%	(0.01)%
ACL-Loans to total loans	1.68%	1.50%
ACL-Loans to nonaccrual loans	142.06%	156.05%
Nonaccrual loans to total loans	1.18%	0.96%
NPLs to total loans	1.19%	0.98%
NPAs to total assets	0.96%	0.82%
(1) Loan balances are stated at amortized cost.

N/M means not meaningful
Nonaccrual Loans Roll Forward:

	Quarter Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Balance, beginning of period	$11,609	$13,091	$13,168	$15,042	$8,352
Additions	9,958	600	694	1,054	7,486
Charge offs	(7)	(72)	(21)	(138)	—
Transfers to OREO	—	—	—	(201)	(124)
Payments received	(5,934)	(1,992)	(752)	(2,515)	(641)
Other, net	(12)	(18)	2	(74)	(31)
Balance, end of period	$15,614	$11,609	$13,091	$13,168	$15,042
Nonperforming assets were $16.7 million at September 30, 2025, compared to $14.3 million at December 31, 2024. This net increase was largely due to a $9 million multi-family loan moved to nonaccrual in the third quarter due to slower than expected leasing activity, partially offset by decreases largely due to: (1) a payoff of an agricultural relationship in the second quarter of 2025 and (2) a payoff of a $5.2 million forestry services agricultural loans in the third quarter of 2025.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
There were no Loan Modifications made to Borrowers Experiencing Financial Difficulty during the three months ended September 30, 2025.

The table below shows a summary of criticized loans, split by special mention and substandard loans for the past five quarters. The increase in special mention loans in 2025 was primarily due to an increase in special mention commercial loans in the first quarter of 2025 largely due to a C&I relationship in the first quarter of 2025 that showed weaker cash flow than expected, and in the second quarter of 2025, one new $9 million multi-family loan that is experiencing slower leasing activity than expected. In the third quarter, the $9 million special mention loan moved to substandard and nonaccrual, which was partially offset by the payoff of a $5.2 million substandard loan that was on nonaccrual.

	(in thousands)
(Loan balance at unpaid principal balance)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Special mention loan balances	$12,920	$23,201	$14,990	$8,480	$11,047
Substandard loan balances	21,310	17,922	19,591	18,891	21,202
Criticized loans, end of period	$34,230	$41,123	$34,581	$27,371	$32,249
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
The fair market value of the Company’s MSR asset was $4.8 million at September 30, 2025, compared to $5.0 million at September 30, 2024.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of September 30, 2025, and December 31, 2024, were $475.9 million and $479.6 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2025, and December 31, 2024, was 1.01% and 1.09%, respectively.
Deposits. Total deposits decreased $7.6 million during the nine months ended September 30, 2025, to $1.48 billion. The decrease is largely due to the reduction in brokered deposits. Public deposits are seasonal and the seasonal decrease for the nine months ended September 30, 2025, was largely offset by growth in commercial and consumer deposits. Deposits by type for five quarters are detailed below:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Consumer deposits	$855,226	$856,467	$861,746	$852,083	$844,808
Commercial deposits	423,662	406,608	423,654	412,355	406,095
Public deposits	175,689	190,933	211,261	190,460	176,844
Brokered deposits	25,977	24,408	26,993	33,250	92,920
Total deposits	$1,480,554	$1,478,416	$1,523,654	$1,488,148	$1,520,667
At September 30, 2025, the deposit portfolio composition was 58% consumer, 28% commercial, 12% public, and 2% wholesale deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Non-interest bearing demand deposits	$262,535	$260,248	$253,343	$252,656	$256,840
Interest bearing demand deposits	360,475	366,481	386,302	355,750	346,971
Savings accounts	157,317	159,340	167,614	159,821	169,096
Money market accounts	354,290	357,518	370,741	369,534	366,067
Certificate accounts	345,937	334,829	345,654	350,387	381,693
Total deposits	$1,480,554	$1,478,416	$1,523,654	$1,488,148	$1,520,667

Uninsured and uncollateralized deposits were $277.7 million, or 19% of total deposits, at September 30, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone at September 30, 2025, were $421.5 million, or 28% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $741 million, or 267% of uninsured and uncollateralized deposits at September 30, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2025, and December 31, 2024, is as follows:

	September 30, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%

Federal Home Loan Bank advances		$0				$5,000

Senior Notes (4)	2039	$12,000	6.50%	6.50%	2039	$12,000	6.75%	7.75%

Subordinated Notes (5)	2030	$—	—%	—%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%

		$35,000				$50,000

Unamortized debt issuance costs		(238)				(394)
Total other borrowings		$46,762				$61,606

Totals		$46,762				$66,606
(1) FHLB advances require interest-only monthly payments and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had a pledged balance of $1,028.7 million and $1,075.0 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $414.4 million compared to $424.7 million as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5.0 million and $81.0 million, during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of September 30, 2025. The weighted-average interest rate on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024, was 1.45%.
(4) Senior notes, entered into by the Company in June 2019 consist of the following:
(a) A term note, which was subsequently refinanced in March 2022, modified in February of 2023, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5.0 million line of credit, maturing August 1, 2026, that remains undrawn upon, and was renewed for a term of one year on August 1, 2025.
(5) Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bore a fixed interest rate of 6.00% for five years. On July 7, 2025, the Board of Directors approved the redemption of the entire $15,000 balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR plus 0.0591 basis points. The redemption occurred on September 1, 2025.
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

FHLB advances decreased to $0 as of September 30, 2025, compared to $5.0 million as of December 31, 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2025, is approximately $414.4 million.
At September 30, 2025, and December 31, 2024, the Bank had the ability to borrow $24.8 million and $24.9 million from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $32.6 million and $34.0 million as of September 30, 2025, and December 31, 2024, respectively. There were no related Federal Reserve borrowings outstanding as of September 30, 2025, or December 31, 2024.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2025, or December 31, 2024. Additionally, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $186.8 million at September 30, 2025, compared to $179.1 million at December 31, 2024. The increase in stockholders’ equity was attributable to: (1) net income of $10.1 million for the nine-month period ended September 30, 2025; and (2) a decrease from December 31, 2024, in net unrealized losses from the AFS securities portfolio reflected in accumulated other comprehensive income of $3.2 million. These increases were partially offset by the annual cash dividend paid in February to common stockholders of $0.36 per share, or $3.6 million and repurchases of common stock of $2.0 million.
The Company repurchased approximately 136 thousand shares of common stock in the quarter ended September 30, 2025. As of September 30, 2025, approximately 363 thousand shares remain available for repurchase under the July 2025 5% share repurchase authorization. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At September 30, 2025, our on-balance sheet liquidity ratio increased by 1.69% to 13.44% from the December 31, 2024, level.
There are no material customers or industry deposit concentrations. At September 30, 2025, the deposit portfolio composition was 58% consumer, 28% commercial, 12% public, and 2% brokered deposits compared to 57% consumer, 28% commercial, 13% public and 2% brokered deposits at December 31, 2024.
Uninsured and uncollateralized deposits were $277.7 million, or 19% of total deposits, at September 30, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits alone, i.e., excluding fully secured government deposits, at September 30, 2025, were $421.5 million, or 28% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024.
On-balance sheet liquidity collateralized new borrowing capacity and uncommitted federal funds borrowing availability was $741 million, or 267% of uninsured and uncollateralized deposits at September 30, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability totaled $724.8 million, or 273% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $332.1 million of our $345.9 million (96%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.

On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR + 591 bps. The redemption occurred on September 1, 2025.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $414.4 million available to borrow under this arrangement, supported by loan collateral as of September 30, 2025. We also had borrowing capacity of $24.8 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. In addition, we have a $5.0 million revolving line of credit which is available as needed for general liquidity purposes. While the Bank does not have formal brokered certificate lines of credit with counter parties at September 30, 2025, we believe that the Bank could access this market, which provides an additional potential source of liquidity, as evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2025, the Company had approximately $191.5 million in unused loan commitments, compared to approximately $137.0 million in unused commitments as of December 31, 2024. In addition, there are $3.5 million of commitments for contributions of capital to an SBIC and an investment company at September 30, 2025. These commitments totaled $2.9 million at December 31, 2024.

Capital Resources. As of September 30, 2025, and December 31, 2024, the amounts and ratios for our capital levels are noted below for the Bank and the Company.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2025 (Unaudited)
Total capital (to risk weighted assets)	$227,075	15.9%	$114,476	> =	8.0%	$143,095	> =	10.0%
Tier 1 capital (to risk weighted assets)	209,130	14.6%	85,857	> =	6.0%	114,476	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	209,130	14.6%	64,393	> =	4.5%	93,012	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	209,130	12.2%	68,356	> =	4.0%	85,444	> =	5.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
At September 30, 2025, and December 31, 2024, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2025 (Unaudited)
Total capital (to risk weighted assets)	$222,117	15.5%	$114,654	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,144	11.8%	85,990	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,144	11.8%	64,493	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,144	9.9%	68,443	> =	4.0%
As of December 31, 2024 (Audited)
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

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

The following table sets forth, at September 30, 2025 and December 31, 2024, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2025	At December 31, 2024

+300 bp	6%	2%
+200 bp	4%	2%
+100 bp	2%	1%
-100 bp	(4)%	(1)%
-200 bp	(8)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2025, and December 31, 2024.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2025	At December 31, 2024

+300 bp	(4)%	(8)%
+200 bp	(2)%	(5)%
+100 bp	(1)%	(3)%
-100 bp	0%	2%
-200 bp	(1)%	3%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2025, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at reaching a level of reasonable assurance.

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
(c)Issuer Purchases of Equity Securities.
On July 25, 2024, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date or 512,709 shares. As of the beginning of the quarter ended June 30, 2025, 238,769 shares were available for purchase under the 2024 share repurchase program. During the quarter ended June 30, 2025, no shares were repurchased under this program. As of June 30, 2025, 238,769 shares remained available for repurchase under the 2024 share repurchase program, which expired in July 2025.
On July 24, 2025, the Board of Directors authorized a new stock repurchase program of 5% of the outstanding shares on that date, or 499,000 shares, in open market or private transactions. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock. During the quarter ended September 30, 2025, 135,252 shares were repurchased under this program. As of September 30, 2025, 363,748 shares remain available for repurchase under the 2025 share repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	499,000
August 1, 2025 - August 31, 2025	135,252	$14.85	135,252	363,748
September 1, 2025 - September 30, 2025	—	$—	—	363,748
Total	135,252	$14.85	135,252
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 4, 2025	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 4, 2025	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer