Form 10-K
period 2025-12-31
Citizens Community Bancorp Inc.
filed 2026-03-05
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price as of June 30, 2025, was approximately $105.1 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
At March 5, 2026 there were 9,628,612 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III of this report.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-K
December 31, 2025

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
•future pandemics;
•cybersecurity risks;
•adverse impacts on the regional banking industry and the business environment in which we operate;
•interest rate risk;
•lending risk;
•changes in the fair value or ratings downgrades of our securities;
•the sufficiency of allowance for credit losses;
•competitive pressure from others in the financial services industry, including non-depository institutions;
•disintermediation risk (including the use of emerging financial technologies such as cryptocurrencies);
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
•volatility of our stock price (including possible removal from the Russell 3000® Index);
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
In this Annual Report, the periods presented are the fiscal years ended December 31, 2025 (which we sometimes refer to in this Annual Report as “fiscal 2025”) and December 31, 2024 (which we sometimes refer to in this Annual Report as “fiscal 2024”).

PART 1
ITEM 1. BUSINESS
General
Citizens Community Bancorp, Inc. (the “Company”) is a Maryland corporation organized in 2004. The Company is a bank holding company and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Reserve Bank. Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Citizens Community Federal N.A. (the “Bank”), and providing commercial, agricultural and consumer banking activities through the Bank. At December 31, 2025, we had approximately $1.782 billion in total assets, $1.524 billion in deposits, and $187.9 million in equity.
Citizens Community Federal N.A.
The Bank is a federally chartered National Bank serving customers in Wisconsin and Minnesota through 21 full-service branch locations. Its primary markets include the Chippewa Valley Region in Wisconsin, the Twin Cities and Mankato markets in Minnesota, and various rural communities around these areas. The Bank offers traditional community banking services to businesses, Agricultural operators and consumers, including one-to-four family residential mortgages.
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
Our total gross outstanding loans, before net deferred loan costs and unamortized discounts on acquired loans, as of December 31, 2025, were $1.343 billion, consisting of $1.074 billion in commercial/agricultural real estate loans, $139.3 million in C&I/agricultural operating loans, $123.8 million in residential mortgage loans and $6.2 million in consumer installment loans. See Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Balance Sheet Analysis” for further analysis of our loan portfolio.

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
Deposits. We offer a broad range of deposit products through our branches, including demand deposits, various savings and money-market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2025, our total deposits were $1.524 billion including interest bearing deposits of $1.260 billion and non-interest bearing deposits of $0.264 billion.
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
The likelihood and timing of any changes, and the impact such changes may have on the Company and the Bank, are difficult to predict, including any changes resulting from the U.S. presidential administration and U.S. Congress. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. All of the foregoing may have a material adverse effect on our business, operations, and earnings.

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
On June 29, 2025, the FTSE selected Citizens Community Bancorp, Inc. for inclusion in the Russell 3000® Index as part of the 2025 annual reconstitution.
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
Section 404 of SOX requires management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. As an “accelerated filer,” we are subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.
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
Late in the preceding administration, the standards by which bank and financial institution acquisitions would be evaluated underwent change by the OCC, FDIC and Department of Justice (“DOJ”), but not the Federal Reserve. These review and changes were incorporated into non-binding guidance. The DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to its 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ used to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provided guidance on how the DOJ would apply heightened scrutiny to assess competition in the context of bank and bank holding company mergers. In May 2025, the FDIC rescinded its 2024 policy statement on bank merger review and reinstated prior guidance. The OCC also rescinded the 2024 policy statement and reinstated regulatory provisions providing for expedited processing of bank mergers under its pre-2024 policies.
The current administration is seeking to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. We may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the current administration. This may cause us to incur additional costs and expenses, and dedicate additional resources, to achieve compliance with any changes from the current administration, which can impact our financial condition and the results of our operations.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago based on activity and membership requirements. As of December 31, 2025, the Bank had $3.7 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock.
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
At March 5, 2026, we had 217 full-time employees and 238 total employees, company-wide. We have no unionized employees, and we are not subject to any collective bargaining agreements.
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
RISKS RELATED TO ECONOMIC CONDITIONS
Our business may be adversely affected by conditions in the financial markets and economic conditions generally. We operate primarily in the Wisconsin and Minnesota markets. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. In addition, our business is susceptible to broader economic trends within the United States economy. Economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, trade policies, tariffs, unemployment, changes in securities markets, rate cuts by the Federal Reserve, changes in housing market prices, geopolitical uncertainties, natural disasters, pandemics and election outcomes or other factors could impact economic conditions and, in turn, could have a material adverse effect on our financial condition and results of operations.
Inflation may have an adverse impact on our business and on our customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate as of December 2025 was 2.7% measured by consumer price index. Inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us or the willingness of businesses to take loans with us.
Geopolitical tensions, including current or anticipated impact of military conflicts, could adversely affect general economic industry conditions. Geopolitical tensions may affect our earnings. Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including civil unrest, terrorism, foreign investment restrictions, various political or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries or the conflict in the Middle East and the surrounding areas, geopolitical events (including China-Taiwan and U.S.-China relations), and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
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
Future pandemics could materially affect our results of operations, financial position and/or liquidity. Future pandemics could present, the following risks, among others: inflation; increased unemployment levels; disruptions in global supply chains and financial markets; adverse legislative or regulatory actions; operational disruptions; increased general and administrative expenses; financial market disruption; and an economic downturn. These risks could materially and adversely impact our results of operations, financial position and/or liquidity.
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We rely on network and information systems and other technologies, and, as a result, we are subject to various cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. Our business involves the storage and transmission of customers’ personal information. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. Any failure or interruption of these systems could result in failures or disruptions in our loan, deposit, general ledger and other systems. We rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business. Although we have implemented measures to prevent security breaches, cyber incidents and other security threats, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events that could have a material adverse effect on our business. Additionally, emerging technologies, including the use of automation, artificial intelligence and robotics, introduces new information security risks and exposure for us and for our third-party service providers, and, additionally, such technologies may be used to identify vulnerabilities. Such technologies have also resulted in a substantial increase in the volume and sophistication of cyberattacks against financial and other institutions, including the use of generative artificial intelligence to conduct more sophisticated social engineering attacks.
Although, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of our business operations, the continued uncertain global economic environment, the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation-state supported actors, activists and other external parties. Additionally, the techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our ability to maintain, timely update and replace systems can become more challenging as the speed, frequency, volume, interconnectivity and complexity of the information on these systems increases. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Increasing privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance. Additionally risks could arise in connection with any failure, or perceived failure, to timely or sufficiently update or expand our privacy notices and policies to be fully compliant with quickly evolving state privacy requirements, and any failure to sufficiently respond to, or respond in a sufficiently timely manner to, consumer rights and other requests exercised under such state privacy laws, in each case to the extent they are applicable to us.
The impact of larger or similar-sized financial institutions encountering financial difficulties may adversely affect the Company's business, earnings and financial condition.
The Company is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which it operates. The bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of concern and uncertainty in the investor community and among bank customers generally. Uncertainty may be compounded by the reach and depth of media attention and its ability to disseminate concerns about these types of events. In addition, institutions larger than the Company may have the advantage of being perceived by the public as more secure in times of financial uncertainty as evidenced by the migration of deposits to large banks in response to such banks’ failures. This public uncertainty and concern could potentially affect the Bank despite its relatively high percentage of deposits (79% as of December 31, 2025) that are either insured or collateralized and its balance sheet liquidity and collateralized borrowing capacity being well in excess of the uninsured deposit balances. While the Company does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including the Company. The Company will continue to monitor any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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
Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios. At December 31, 2025, $134.1 million of our securities, were classified as available-for-sale (AFS) and $80.2 million were classified as held to maturity (“HTM”). The estimated fair value of our AFS securities portfolio may increase or decrease depending on market conditions. Our AFS securities portfolio is comprised of fixed-rate, and to a lesser extent, floating rate securities. We increase or decrease stockholders’ equity by the amount of the change in unrealized gain or loss (the difference between the estimated fair value and amortized cost) of our AFS securities portfolio, net of the related tax benefit or provision, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio due to interest rate changes will result in a decline in our reported stockholders’ equity, as well as our book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease will be recovered over the life of the securities.
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
Competitive pressure from others in the financial services industry, including non-depository institutions, may affect our results. Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to compete in our primary market area. We face strong competition in originating loans, in seeking deposits and in offering other banking services. We compete with commercial banks, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our market area is also served by commercial banks and savings associations that are substantially larger than us in terms of deposits and loans, have greater human and financial resources, and may offer certain services that we do not or cannot provide. This competitive climate can make it difficult to establish, maintain and retain relationships with new and existing customers and can lower the rate we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can, in turn, adversely affect our results of operations and profitability. Credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations. We expect that competition in the financial services industry will remain intense, with new competitors in the financial services industry continuing to emerge. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. Actions by competitors could put pressure on the pricing of our products and services. In addition, advocacy by non-banking competitors for exemptions from regulatory requirements could significantly disadvantage traditional financial institutions. The rise in technological advances in the financial services industry has led to simpler opportunities for consumers to shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. Further, in 2025, the United States passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), which provides a regulatory framework for the issuance and adoption of stablecoins in the United States. The passage of the GENIUS Act may result in increased competition from issuers of stablecoins and providers of related technology, as well as non-bank competitors and financial institutions that offer to hold stablecoin reserve assets or custody stablecoins.
Customers may decide to use emerging financial technologies such as cryptocurrencies rather than banks to complete their financial transactions, which could result in a loss of income to us. Technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits. Additionally, customers may decide to remove money from accounts with us in favor of other banks or other types of cash management products, such as emerging financial technologies, including digital wallets, non-fungible tokens and digital currencies and cryptocurrencies. Competition from payment and exchange services in ways that were not previously possible may adversely affect our results of operations.
We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance. We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected. Additionally, we are subject to reputational risk associated with environmental, social and governance issues – including different perspectives on the meaning of these issues. Such differing perspectives may expose us to increased scrutiny and criticism. In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of “anti-ESG” legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations.
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
We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven innovations (such as the use of artificial intelligence and machine learning), products and services as well as evolving industry standards. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our success in the competitive environment in which we operate requires investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. However, many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Management believes that our internal controls over financial reporting are currently effective. While management will continue to assess our controls and procedures and take action to remediate any future issues, there can be no guarantee of the effectiveness of these controls and procedures on an ongoing basis. Any (a) failure or circumvention of our controls and procedures, (b) failure to adequately address any internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations. See Item 9A “Controls and Procedures” for further discussion of our internal controls.
Our growth strategy includes selectively acquiring businesses through acquisitions of other banks, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown. Our growth strategy includes acquisitions of other banks that serve customers or markets we find desirable. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. This competition could increase prices for potential acquisitions that we believe are attractive. Any such acquisitions could be funded through cash from operations, the issuance of equity and/or the incurrence of additional indebtedness, which amount may be material, or a combination thereof. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock. Also, acquisitions are subject to various regulatory approvals. Regulatory approval is required for acquisitions we seek to consummate. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Additionally, as the Company grows through acquisitions and pursues new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. If we are unable to find suitable acquisition candidates, this component of our growth strategy may be lost.
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
The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreement dated March 11, 2022 and Business Note Agreements dated June 26, 2019 and October 30, 2025, each of which prohibits the Company from declaring or paying dividends while an event of default has occurred and is continuing under each respective agreement. The Company has pledged 100% of the Bank’s stock as collateral for the loan and credit facilities provided for by the Business Note Agreements. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.
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
Our shares of common stock are thinly traded and our stock price may be more volatile. Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NASDAQ Stock Market. There are approximately 9.2 million shares of our common stock held by nonaffiliates as of March 5, 2026. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile, which may make it difficult for investors to resell shares at the volume, prices and times desired. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. In addition, on June 29, 2025, the FTSE selected Citizens Community Bancorp, Inc. for inclusion in the Russell 3000® Index as part of the 2025 annual reconstitution. If our common stock does not continue to remain on the Russell 3000® Index and is removed because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and the frequency at which it trades.
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
REGULATORY AND COMPLIANCE RISKS
We operate in a highly regulated environment, and are subject to changes, which could increase our cost structure or have other negative impacts on our operations. The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. We are also subject to regulation by the SEC. Our compliance with these regulations, including compliance with regulatory commitments, is costly. Regulation includes, among other things, capital and reserve requirements, the level of deposit insurance premiums assessed, permissible investments and lines of business, mergers and acquisitions, restrictions on transactions with insiders and affiliates, anti-money laundering regulations, dividend limitations, community reinvestment requirements, limitations on products and services offered, loan limits, geographical limits, and consumer credit regulations. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the DIF, our depositors and the public, rather than our stockholders. The current U.S. Presidential administration together with the membership of Congress, will likely lead to changes in the laws or policies applicable to us and the agencies that regulate us. Further, some of the laws and regulations finalized in the prior administration that are applicable to financial institutions are subject to ongoing litigation creating further uncertainty. Additionally, different approaches to regulation by different jurisdictions, including potentially conflicting state-level regulation, could increase compliance costs or risks of non-compliance. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums could have a material impact on our operations. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business or our ability to pay dividends.
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
Our reporting obligations as a public company are costly. Reporting requirements of a public company change depending on the reporting classification in which the Company falls as of the end of its second quarter of each fiscal year. The Company is currently a “smaller reporting company” which allows us to provide certain simplified and scaled disclosures in our filings. We will remain a smaller reporting company for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million, or as of the same period the Company’s annual revenues are less than $100 million and its public float is less than $700 million. As an “accelerated filer,” we are subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. Section 404(b) requires that an independent registered public accounting firm provide an attestation report on the Company’s internal control over financial reporting and the operating effectiveness of these controls, making the public reporting process more costly.
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
Governance
Cybersecurity and data protection are important for the Company to maintain the trust of our customers, team members and stakeholders. Overseen by the Board of Directors and the Bank’s Risk Oversight Committee (the “Risk Committee”), we regularly review, and as appropriate, adapt our Cybersecurity Program to an evolving landscape of emerging threats, evaluate effectiveness of key security controls, and assess cybersecurity best practices.
The Chief Information Security Officer (“CISO”) and the Chief Technology Officer (“CTO”) are key management roles responsible for assessing and managing material risks from cybersecurity threats. The CISO reports to the Risk Committee and is responsible for implementing and maintaining our enterprise cybersecurity organization. The CISO maintains an Incident Response Plan. The CISO ensures that the Incident Response Plan is tested annually and presents testing results to the Risk Committee. The CISO and/or its delegate shares applicable threat information to ensure Board members and staff are informed on the evolving threat environment. The CISO is responsible for ensuring the Board of Directors and staff are trained annually on cybersecurity and information security awareness. Additionally, the CISO ensures staff is adequately trained on Incident Response Plan procedures. The CISO ensures security incidents are logged and maintained. The CTO provides our Cybersecurity Program with the technical and functional resources to achieve its strategic goals and objectives, and partners and collaborates with the CISO.
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

ITEM 2. PROPERTIES
The Company leases its main administrative offices located at 2174 EastRidge Center, Eau Claire, WI 54701. At December 31, 2025, the Bank had a total of 21 full-service branch offices located in the Wisconsin cities of Altoona, Barron, Eau Claire, Ellsworth, Ettrick, La Crosse, Ladysmith, Lake Hallie, Mondovi, Osseo, Rice Lake, Spooner, Strum and
Tomah (2); and the Minnesota cities of Albert Lea, Blue Earth, Fairmont, Mankato, Oakdale, and Wells. Of these, the Bank owns 19 and leases the remaining 2 branch offices. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. For more information on our properties and equipment, see Note 5, Office Properties and Equipment of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. For more information on our leases, see Note 7, Leases of Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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
We had approximately 507 stockholders of record at March 5, 2026. The number of stockholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock on that date was substantially greater.
Dividends
The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. During the continuance of an event of default under its Subordinated Note Purchase Agreement dated March 11, 2022, or its Business Note Agreements dated June 26, 2019 or October 30, 2025, the Company would be restricted from declaring or paying any dividends on its capital stock. In determining the payment of cash dividends, our Board of Directors considers our earnings, capital and debt servicing requirements, the financial ratio guidelines of our regulators, our financial condition and other relevant factors.
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

Purchases of Equity Securities by the Issuer
On July 24, 2025, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date or 499,000 shares in open market or private transactions. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock. As of the beginning of the quarter ended December 31, 2025, 363,748 shares were available for purchase under the 2025 share repurchase program. During the quarter ended December 31, 2025, 250,000 shares were repurchased under the program. As of December 31, 2025, an additional 113,748 shares remain available for repurchase under the 2025 share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	100,000	$15.65	100,000	263,748
November 1, 2025 - November 30, 2025	150,000	$16.13	150,000	113,748
December 1, 2025 - December 31, 2025	—	$—	—	113,748
Total	250,000	$15.94	250,000

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion sets forth management’s discussion and analysis of our results of operations for the year ended December 31, 2025 and December 31, 2024, and our financial position as of December 31, 2025 and December 31, 2024, respectively. The MD&A should be read in conjunction with our consolidated financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this Annual Report on Form 10-K for a more complete understanding of the following discussion and analysis. Unless otherwise noted, years refer to the Company’s fiscal years ended December 31, 2025 and December 31, 2024.
PERFORMANCE SUMMARY
The following is a summary of some of the significant factors that affected our operating results for the twelve months ended December 31, 2025, compared to the same 2024 period. In 2025, net interest income increased $4.7 million, due to: (1) the ongoing impact of lower short-term interest rates on the Bank’s liability-sensitive balance sheet which lowered liability costs; (2) higher asset yields; partially offset by (3) the impact of lower interest income due to a smaller sized balance sheet. The Company recorded a $1.950 million provision for credit losses largely due to the impact of changes in credit quality, largely due to an increase in reserves on individually evaluated loans. The $3.175 million of negative provision for credit losses in 2024 was largely due to the impact of improving forecasted future economic conditions, as forecasted by Moody’s, who the Company utilizes for economic forecasts and the impact of balance sheet optimization, which resulted in loan portfolio shrinkage. Non-interest income for the twelve months ended December 31, 2025, compared to the same period in 2024 increased approximately $1.0 million. This increase was largely due to: (1) higher gains on equity securities; (2) higher gain on sale of loans, due to an increase in SBA gains and mortgage gains, with SBA being about two thirds of the increase; partially offset by (3) lower fee income on deposit activity, due to lower activity; and (4) a decrease in loan fees and service charges primarily due to lower fees collected on loan payoffs. Non-interest expense increased approximately 1.5% or $0.6 million primarily due to a $1.1 million increase in compensation due to higher incentive compensation and merit increases, partially offset by a decrease in other expense due to lower SBA recourse expense.
When comparing year-over-year results, changes in net interest income, provision for credit losses, non-interest income and non-interest expense are primarily due to the items discussed above. See the remainder of this section for a more thorough discussion. Unless otherwise stated, all monetary amounts in the tables (but not the narrative) set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
We reported net income of $14.42 million for the twelve months ended December 31, 2025, compared to net income of $13.75 million for the twelve months ended December 31, 2024. Diluted earnings per share were $1.46 for the twelve months ended December 31, 2025, compared to $1.34 for the twelve months ended December 31, 2024. Return on average assets for the twelve months ended December 31, 2025, was 0.82%, compared to 0.76% for the twelve months ended December 31, 2024. The return on average equity was 7.89% for the twelve months ended December 31, 2025, and 7.84% for the comparable period in 2024.
The Company utilized a balance sheet optimization strategy in 2025, which resulted in the runoff of non-strategic loan relationships with the proceeds used to reduce all borrowings at the Bank and reductions in wholesale deposits.

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
Allowance for Credit Losses
We utilize a loss estimation methodology and third-party model to determine our allowance for credit losses, under the guidance of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments”. See also Notes 1 and 3 to the audited consolidated financial statements for further discussion of our adoption of ASU 2016-13.
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

STATEMENT OF OPERATIONS ANALYSIS
Twelve months ended December 31, 2025 vs. Twelve months ended December 31, 2024
Net Interest Income. Net interest income represents the difference between the dollar amount of interest earned on interest bearing assets and the dollar amount of interest paid on interest bearing liabilities. The interest income and expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income was $51.2 million for 2025 compared to $46.5 million for 2024. The increase was largely due to the impact of lower short-term interest rates which, with the Company’s liability sensitive balance sheet (See Market Risk Section of the MD&A), resulted in lower deposit costs, a decrease in other borrowing expense due to lower balances and modestly higher net yield on assets. These increases to net interest income were partially offset by $61 million lower asset balances, including an $84 million decrease in average loan balances, partially offset by higher balances in lower yielding cash and cash equivalents.
The net interest margin for 2025 was 3.12% compared to 2.73% for 2024. The increase in the net interest margin was largely due to lower liability costs of 0.36%.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest bearing liabilities, expressed in dollars and rates. Also presented is the weighted average yield on interest earning assets, rates paid on interest bearing liabilities and the resultant spread at December 31, 2025 and December 31, 2024. Non-accruing loans average balances are included in the table with the loans carrying a zero yield.

	Twelve months ended December 31, 2025			Twelve months ended December 31, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$59,930	$2,553	4.26%	$20,864	$1,150	5.51%
Loans receivable	1,347,088	77,500	5.75%	1,430,631	79,738	5.57%
Investment securities	222,528	7,020	3.15%	238,851	7,977	3.34%
Other investments	12,415	557	4.49%	12,816	750	5.85%
Total interest earning assets	$1,641,961	$87,630	5.34%	$1,703,162	$89,615	5.26%
Average interest bearing liabilities:
Savings accounts	$159,860	$1,335	0.84%	$171,069	$1,684	0.98%
Demand deposits	372,972	7,876	2.11%	353,107	8,083	2.29%
Money market accounts	364,727	10,071	2.76%	371,909	11,725	3.15%
CD’s	343,311	13,820	4.03%	366,634	16,493	4.50%
Total deposits	$1,240,870	$33,102	2.67%	$1,262,719	$37,985	3.01%
FHLB advances and other borrowings	57,890	3,344	5.78%	99,731	5,156	5.17%
Total interest bearing liabilities	$1,298,760	$36,446	2.81%	$1,362,450	$43,141	3.17%
Net interest income		$51,184			$46,474
Interest rate spread			2.53%			2.09%
Net interest margin			3.12%			2.73%
Average interest earning assets to average interest bearing liabilities			1.26			1.25

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate variances were discussed previously above. Volume variances for the twelve months ended December 31, 2025, compared to the same period in 2024 were: (1) lower average total loan balances in 2025, due to the full year impact of 2024 loan shrinkage and additional 2025 loan shrinkage; partially offset by (2) higher average balances of interest-bearing cash, (3) lower average balances in certificates due to lower brokered deposit balances, and (4) lower borrowing balances due to reductions in FHLB advances and subordinated debt.

	Twelve months ended December 31, 2025 v. 2024 increase (decrease) due to
	Volume (1)	Rate (1)	Total Increase / (Decrease)
Interest income:
Cash and cash equivalents	$1,791	$(388)	$1,403
Loans receivable	(4,755)	2,517	(2,238)
Interest bearing deposits	—	—	—
Investment securities	(528)	(429)	(957)
Other investments	(23)	(170)	(193)
Total interest earning assets	$(3,515)	$1,530	$(1,985)
Interest expense:
Savings accounts	$(105)	$(244)	$(349)
Demand deposits	440	(647)	(207)
Money market accounts	(223)	(1,431)	(1,654)
CD’s	(1,006)	(1,667)	(2,673)
Total deposits	(894)	(3,989)	(4,883)
FHLB advances and other borrowings	(988)	(824)	(1,812)
Total interest bearing liabilities	(1,882)	(4,813)	(6,695)
Net interest income	$(1,633)	$6,343	$4,710

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
Total provision for credit losses for the twelve months ended December 31, 2025, was $1.950 million, compared to negative provision of $3.175 million for the twelve months ended December 31, 2024. The Company’s $1.950 million provision for credit losses in 2025 was largely due to the impact of changes in credit quality, largely due to an increase in reserves on individually evaluated loans. The $3.175 million negative provision for credit losses in 2024 was largely due to the impact of improving forecasted future economic conditions by Moody’s, who the Company utilizes for economic forecasts and the impact of balance sheet optimization, which resulted in loan portfolio shrinkage.
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
Non-Interest Income. The following table reflects the various components of non-interest income for 2025 and 2024, respectively.

	Twelve months ended December 31,		Change from prior year
	2025	2024	2025 over 2024
Non-interest Income:
Service charges on deposit accounts	$1,763	$1,924	(8.37)%
Interchange income	2,186	2,247	(2.71)%
Loan servicing income	2,366	2,271	4.18%
Gain on sale of loans	2,925	2,216	31.99%
Loan fees and service charges	676	996	(32.13)%
Net gains (losses) on equity securities	234	(856)	127.34%
Bank Owned Life Insurance (BOLI) death benefit	—	184	N/M
Other	993	1,125	(11.73)%
Total non-interest income	$11,143	$10,107	10.25%
N/M means not meaningful
The increase in gain on sale of loans for the twelve months ended December 31, 2025, compared to the same period in 2024 was split between an increase in SBA loans sold and higher mortgage gains, with about two-thirds of the increase due to higher SBA loans sold.
The decrease in loan fees and service charges for the twelve months ended December 31, 2025, compared to the same period in 2024, was primarily due to lower fees collected due to loan payoffs.
The increase in net gains on equity securities for the twelve months ended December 31, 2025, compared to the same period in 2024, was primarily due to the income recognized on the change in valuations of equity securities.
The decrease in Bank Owned Life Insurance death benefit for the twelve months ended December 31, 2025, compared to the same period in 2024 BOLI, was due to the passing of an employee in 2024.

Non-Interest Expense. The following table reflects the various components of non-interest expense for 2025 and 2024.

	Twelve months ended December 31,		% Change From prior year
	2025	2024	2025 over 2024
Non-interest Expense:
Compensation and related benefits	$23,875	$22,741	4.99%
Occupancy	4,975	5,159	(3.57)%
Data processing	6,775	6,530	3.75%
Amortization of intangible assets	584	715	(18.32)%
Mortgage servicing rights expense, net	621	534	16.29%
Advertising, marketing and public relations	906	793	14.25%
FDIC premium assessment	773	798	(3.13)%
Professional services	1,777	1,763	0.79%
Losses on repossessed assets, net	33	294	(88.78)%
Other	2,617	2,979	(12.15)%
Total non-interest expense	$42,936	$42,306	1.49%
Non-interest expense (annualized) / Average assets	2.45%	2.34%
Compensation expense increased for the twelve months ended December 31, 2025, compared to the same period in 2024 largely due to higher incentive compensation and merit increases.
Amortization of intangible assets decreased as the core deposit intangible from the 2019 acquisition became fully amortized in 2025.
Mortgage servicing rights expense, net increased for the twelve months ended December 31, 2025, compared to the same period in 2024 due to higher amortization primarily resulting from higher forecasted prepayments.
Losses on sale of repossessed assets decreased for the twelve months ended December 31, 2025, compared to the same period in 2024 largely due to the 2024 write-down of one large real estate owned property.
The decrease in other expenses for the twelve months ended December 31, 2025, compared to the same period in 2024 was primarily due to lower SBA recourse expense.
Income Taxes. Income tax provision was $3.0 million in 2025 compared to $3.7 million for 2024. The 2025 effective tax rate was 17.3% compared to 21.2% for 2024. The reduction in tax rate was larger due to an increase in tax credits, partially due to a 2025 purchased tax credit investment.
Income tax expense recorded in the accompanying Consolidated Statements of Operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes. We undergo examinations by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or the amount of the valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

BALANCE SHEET ANALYSIS
Total assets increased by $33.2 million to $1.78 billion at December 31, 2025, from $1.75 billion at December 31, 2024.
Cash and Cash Equivalents. Cash and cash equivalents increased from $50.2 million at December 31, 2024, to $118.9 million at December 31, 2025, largely due to an increase in interest-bearing balances.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk, and enhance income. Our investment portfolio is comprised of securities available-for-sale (“AFS”) and securities held to maturity (“HTM”).
Securities AFS (recorded at fair value), which represent the majority of our investment portfolio, decreased to $134.1 million at December 31, 2025, compared with $142.9 million at December 31, 2024. This decrease was due to principal repayments and maturities on amortizing securities of $15 million, and calls of corporate debt securities of $9 million, partially offset by purchases of $10 million and lower unrealized losses of $5.2 million.
Securities held to maturity decreased to $80.2 million at December 31, 2025, compared to $85.5 million at December 31, 2024. The decrease was largely due to principal repayments. The unrecognized loss on the held to maturity portfolio decreased by $3.8 million during the year to $16.1 million at December 31, 2025.
The amortized cost and market values of our investment securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Estimated Fair Value
December 31, 2025
U.S. government agency obligations	$10,811	$10,773
Mortgage-backed securities	82,264	66,684
Corporate debt securities	42,394	40,682
Student loan asset-backed securities	16,149	15,964
Total available-for-sale securities	$151,618	$134,103

December 31, 2024
U.S. government agency obligations	$13,853	$13,753
Mortgage-backed securities	87,762	68,386
Corporate debt securities	44,931	41,716
Student loan asset-backed securities	19,058	18,996
Total available-for-sale securities	$165,604	$142,851

Held-to-maturity securities	Amortized Cost	Estimated Fair Value
December 31, 2025
Obligations of states and political subdivisions	$400	$388
Mortgage-backed securities	79,810	63,729
Total held-to-maturity securities	$80,210	$64,117

December 31, 2024
Obligations of states and political subdivisions	$500	$478
Mortgage-backed securities	85,004	65,144
Total held-to-maturity securities	$85,504	$65,622

The amortized cost and fair values of our investment securities by maturity, as of December 31, 2025 were as follows:

Available-for-sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,013	$2,006
Due after one year through five years	8,533	8,574
Due after five years through ten years	38,403	36,617
Due after ten years	20,405	20,222
Total securities with contractual maturities	69,354	67,419
Mortgage-backed securities	82,264	66,684
Total available-for-sale securities	$151,618	$134,103

Held-to-maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100
Due after one year through five years	300	288
Due after five years through ten years	—	—
Total securities with contractual maturities	400	388
Mortgage-backed securities	79,810	63,729
Total held-to-maturity securities	$80,210	$64,117
The amortized cost and fair values of our investment securities by maturity, as of December 31, 2024 were as follows:

Available-for-sale securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,526	$4,487
Due after one year through five years	8,652	8,715
Due after five years through ten years	41,380	38,033
Due after ten years	23,284	23,230
Total securities with contractual maturities	77,842	74,465
Mortgage-backed securities	87,762	68,386
Total available-for-sale securities	$165,604	$142,851

Held-to-maturity securities	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100
Due after one year through five years	400	378
Due after five years through ten years	—	—
Total securities with contractual maturities	500	478
Mortgage-backed securities	85,004	65,144
Total held-to-maturity securities	$85,504	$65,622

The following tables show the fair value and gross unrealized losses of securities with unrealized losses, as of the dates indicated below, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
U.S. government agency obligations	$1,275	$4	$5,997	$49	$7,272	$53
Mortgage-backed securities	—	—	66,684	15,580	66,684	15,580
Corporate debt securities	2,075	48	25,134	1,816	27,209	1,864
Student loan asset-backed securities	4,308	13	10,783	182	15,091	195
Total available-for-sale securities	$7,658	$65	$108,598	$17,627	$116,256	$17,692

December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Student loan asset-backed securities	939	1	12,210	104	13,149	105
Total available-for-sale securities	$9,143	$138	$118,004	$22,797	$127,147	$22,935

Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not due to credit impairment. Management has determined that the Company neither intends to sell, nor will it be required to sell, each debt security before its anticipated recovery, and therefore recovery of cost will occur.

The composition of our investment securities portfolio by credit rating as of the periods indicated below was as follows:

	December 31,		December 31,
	2025		2024
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government agency	$93,075	$77,458	$94,327	$74,910
AAA	4,613	4,595	7,210	7,148
AA	11,536	11,369	19,136	19,077
A	2,250	2,097	5,950	5,620
BBB	40,144	38,584	38,981	36,096
Total available-for-sale securities	$151,618	$134,103	$165,604	$142,851

	December 31,		December 31,
	2025		2024
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government agency	$79,810	$63,729	$85,004	$65,144
A	400	388	500	478
Total held-to-maturity securities	$80,210	$64,117	$85,504	$65,622
At December 31, 2025, the Bank pledged certain of its mortgage-backed securities with a carrying value of $32.1 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.2 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of December 31, 2025, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
Loans. Total loans outstanding, net of deferred loan fees and costs, decreased to $1.34 billion at December 31, 2025, from $1.37 billion at December 31, 2024.
In 2025 and 2024, the Company’s planned balance sheet optimization resulted in a reduction in loan balances which focused on the runoff of non-strategic loan relationships.

The following table reflects the composition, or mix, of our loan portfolio at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real Estate Loans:
Commercial/Agricultural real estate:
Commercial real estate	$683,108	51.0%	$709,018	51.8%
Agricultural real estate	69,136	5.2%	73,130	5.3%
Multi-family real estate	245,688	18.3%	220,805	16.1%
Construction and land development	75,767	5.6%	78,489	5.7%
Residential mortgage:
Residential mortgage	122,025	9.1%	132,341	9.7%
Purchased HELOC loans	1,739	0.1%	2,956	0.2%
Total real estate loans	1,197,463	89.3%	1,216,739	88.8%
C&I/Agricultural operating and Consumer installment loans:
C&I/Agricultural operating:
Commercial and industrial ("C&I")	105,907	7.9%	115,657	8.4%
Agricultural operating	33,375	2.5%	31,000	2.3%
Consumer installment:
Originated indirect paper	2,224	0.2%	3,970	0.4%
Other consumer	3,997	0.3%	5,012	0.4%
Total C&I/Agricultural operating and Consumer installment loans	145,503	10.9%	155,639	11.5%
Gross loans	1,342,966	100.2%	1,372,378	100.3%
Unearned net deferred fees and costs and loans in process	(2,528)	(0.2)%	(2,547)	(0.2)%
Unamortized discount on acquired loans	(113)	—%	(850)	(0.1)%
Total loans (net of unearned income and deferred expense)	1,340,325	100.0%	1,368,981	100.0%
Allowance for credit losses	(22,401)		(20,549)
Total loans receivable, net	$1,317,924		$1,348,432

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when the amounts of loans to multiple borrowers engaged in similar activities cause them to be similarly impacted by economic or other conditions. As illustrated above, at December 31, 2025, the largest loan concentration we identified was commercial real estate loans which comprised 51% of our total loan portfolio. Approximately 89% of our total gross loans are secured by real estate.

The following table sets forth, as of December 31, 2025 and December 31, 2024, respectively, the fixed and adjustable-rate loans in our loan portfolio:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Fixed rate loans:
Real estate loans:
Commercial/Agricultural real estate	$463,101	34.6%	$426,840	31.2%
Residential mortgage	31,210	2.3%	37,691	2.8%
Total fixed rate real estate loans	494,311	36.9%	464,531	34.0%
Non-real estate loans:
C&I/Agricultural Operating	96,551	7.2%	107,899	7.9%
Consumer installment	6,221	0.5%	8,982	0.7%
Total fixed rate non-real estate loans	102,772	7.7%	116,881	8.6%
Total fixed rate loans	597,083	44.6%	581,412	42.6%
Adjustable-rate loans:
Real estate loans:
Commercial/Agricultural real estate	610,598	45.5%	654,602	47.8%
Residential mortgage	92,554	6.9%	97,606	7.1%
Total adjustable-rate real estate loans	703,152	52.4%	752,208	54.9%
Non-real estate loans:
C&I/Agricultural operating	42,731	3.2%	38,758	2.8%
Total adjustable-rate non-real estate loans	42,731	3.2%	38,758	2.8%
Total adjustable-rate loans	745,883	55.6%	790,966	57.7%
Gross loans	1,342,966		1,372,378
Unearned net deferred fees and costs and loans in process	(2,528)	(0.2)%	(2,547)	(0.2)%
Unamortized discount on acquired loans	(113)	—%	(850)	(0.1)%
Total loans (net of unearned income)	1,340,325	100.0%	1,368,981	100.0%
Allowance for credit losses	(22,401)		(20,549)
Total loans receivable, net	$1,317,924		$1,348,432
Commercial real estate (“CRE”) lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property are tracked and monitored on a regular basis. The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$443	$240	$246	$76
Number of Loans	719	377	125	84
Average Loan Size in Millions	$0.6	$0.6	$2.0	$0.9
Approximate Weighted Average LTV	51%	49%	61%	72%
Weighted Average Seasoning in Months	48	48	46	17
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$6.3	$19.0	$9.0	$0.1
Criticized Loans as a Percent of Total	1.4%	7.9%	3.7%	0.1%

The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	79%	64%	59%
Minnesota	22%	15%	26%	3%
Other	30%	6%	10%	38%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at December 31, 2025:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$149	$95	$62	$32
Number of Loans	69	20	84	71
Average Loan Size in Millions	$2.2	$4.7	$0.7	$0.5
Approximate Weighted Average LTV	48%	56%	48%	47%
Weighted Average Seasoning in Months	43	46	46	40
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$3.3	$3.3	$0.2
Criticized Loans as a Percent of Total	0.0%	3.5%	5.3%	0.5%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	16%	36%	60%	83%
Minnesota	0%	40%	26%	9%
Other	84%	24%	14%	8%

Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2025, are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$102,605	4.42%	$881	5.81%	$57,114	6.58%	$608	6.96%	$161,208	5.21%
Due after one year through five years	385,129	5.82%	3,284	5.34%	40,771	5.95%	4,945	7.16%	434,129	5.84%
Due after five years	585,965	5.35%	119,599	5.93%	41,397	7.06%	668	8.35%	747,629	5.54%
	$1,073,699	5.43%	$123,764	5.92%	$139,282	6.54%	$6,221	7.27%	$1,342,966	5.60%
(1)Includes loans having no stated maturity and overdraft loans.
Loan amounts, their contractual maturities and weighted average interest rates at December 31, 2024, are shown below.

	Real estate				Non-real estate
	Commercial/Agricultural real estate		Residential mortgage		C&I/Agricultural operating		Consumer installment		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due in one year or less (1)	$91,179	6.42%	$850	5.65%	$53,024	7.41%	$678	7.69%	$145,731	6.78%
Due after one year through five years	329,022	5.02%	5,319	5.43%	50,714	5.47%	6,954	6.64%	392,009	5.11%
Due after five years	661,240	5.11%	129,129	5.98%	42,919	6.93%	1,350	7.33%	834,638	5.34%
	$1,081,441	5.19%	$135,298	5.96%	$146,657	6.60%	$8,982	6.82%	$1,372,378	5.43%
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
The determination of the ACL requires significant judgment to estimate credit losses. The ACL is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to projected lifetime losses. The loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. As the Company’s commercial lending function started after the Great Recession, the Company’s historical credit experience is insufficient to estimate expected credit loss. The Company utilized peer information to supplement expected loss experience. Peer selection was a review of institutions with comparable asset size, geography, and portfolio concentrations. Management judgment is required at each point in the measurement process. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years.
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

Allowance for Credit Losses - Loans
(in thousands, except ratios)

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$20,549	$22,908
Loans charged off:
Commercial/Agricultural real estate	(51)	(39)
C&I/Agricultural operating	(94)	(143)
Residential mortgage	—	(4)
Consumer installment	(22)	(35)
Total loans charged off	(167)	(221)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	92	56
C&I/Agricultural operating	51	36
Residential mortgage	53	7
Consumer installment	29	22
Total recoveries of loans previously charged off:	225	121
Net loan recoveries/(charge-offs) (“NCOs”)	58	(100)
Additions (reversals) to ACL - Loans via provision for credit losses charged to operations	1,794	(2,259)
ACL - Loans, at end of period	$22,401	$20,549
Average outstanding loan balance	$1,347,088	$1,430,631
Ratios:
NCOs (annualized) to average loans	0.00%	(0.01)%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	20,549
Charge-offs	(51)	(94)	—	(22)	(167)
Recoveries	92	51	53	29	225
Additions (reversals) to ACL - Loans via provision for credit losses charged to operations	1,097	1,071	(312)	(62)	1,794
ACL - Loans, at end of period	$17,654	$2,358	$2,230	$159	$22,401

Allowance for Credit Losses - Loans Percentage
(in thousands, except ratios)

	December 31, 2025	December 31, 2024
Loans, end of period	$1,340,325	$1,368,981
ACL - Loans	$22,401	$20,549
ACL - Loans as a percentage of loans, end of period	1.67%	1.50%

Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.490 million at December 31, 2025, and $0.334 million at December 31, 2024, classified in other liabilities on the consolidated balance sheets.

	December 31, 2025 and Twelve Months Ended	December 31, 2024 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$334	$1,250
Additions (reversals) to ACL - Unfunded Commitments via provision for credit losses charged to operations	156	(916)
ACL - Unfunded Commitments - end of period	$490	$334
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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	December 31, 2025 and twelve months ended	December 31, 2024 and twelve months ended
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$4,652	$4,594
Agricultural real estate	464	6,222
Multi-family real estate	8,970	—
Construction and land development	—	103
Commercial and industrial (“C&I”)	1,282	597
Agricultural operating	—	793
Residential mortgage	485	858
Consumer installment	—	1
Total nonaccrual loans	15,853	13,168
Accruing loans past due 90 days or more	1	186
Total nonperforming loans (“NPLs”)	15,854	13,354
Other real estate owned	850	891
Other collateral owned	7	24
Total nonperforming assets (“NPAs”)	$16,711	$14,269
Average outstanding loan balance	$1,347,088	$1,430,631
Loans, end of period	$1,340,325	$1,368,981
Total assets, end of period	$1,781,755	$1,748,519
ACL - Loans, at beginning of period	$20,549	$22,908
Loans charged off:
Commercial/Agricultural real estate	(51)	(39)
C&I/Agricultural operating	(94)	(143)
Residential mortgage	—	(4)
Consumer installment	(22)	(35)
Total loans charged off	(167)	(221)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	92	56
C&I/Agricultural operating	51	36
Residential mortgage	53	7
Consumer installment	29	22
Total recoveries of loans previously charged off:	225	121
Net loan recoveries/(charge-offs) (“NCOs”)	58	(100)
Additions (reversals) to ACL - Loans via provision for credit losses charged to operations	1,794	(2,259)
ACL - Loans, at end of period	$22,401	$20,549
Ratios:
ACL to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.00%	(0.01)%
ACL to total loans	1.67%	1.50%
NPLs to total loans	1.18%	0.98%
NPAs to total assets	0.94%	0.82%
N/M means not meaningful

Nonaccrual Loans Roll Forward

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Balance, beginning of period	$15,614	$11,609	$13,091	$13,168	$15,042
Additions	483	9,958	600	694	1,054
Charge offs	—	(7)	(72)	(21)	(138)
Transfers to OREO	—	—	—	—	(201)
Payments received	(244)	(5,934)	(1,992)	(752)	(2,515)
Other, net	—	(12)	(18)	2	(74)
Balance, end of period	$15,853	$15,614	$11,609	$13,091	$13,168
Nonaccrual loans increased by $2.7 million to $15.9 million at December 31, 2025, from $13.2 million at December 31, 2024, with a third quarter 2025 multi-family loan addition, partially offset by the payoff of a relationship secured by collateral in the forestry services industry.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
Below is a summary of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025.

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivables
Commercial and industrial	$48	0.05%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$4,264	0.63%
Agricultural real estate	$192	0.28%
Residential mortgage	$120	0.10%
The table below shows a summary of criticized loans, split by special mention and substandard balances, as of the past five quarter-ends. Criticized loans increased by $18.5 million in the twelve months ended December 31, 2025. Special mention loans increased $16.0 million during 2025, largely due to additions of a $6.0 million owner occupied CRE loan relationship and a $5 million owner occupied CRE loan relationship. Substandard loans increased $2.5 million from December 31, 2024, primarily due to the addition of a $9 million multi-family loan partially offset by the payoff of a $5 million forestry services loan relationship.

	(in thousands)
(Loan balance at unpaid principal balance)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Special mention loan balances	$24,473	$12,920	$23,201	$14,990	$8,480
Substandard loan balances	21,388	21,310	17,922	19,591	18,891
Criticized loans, end of period	$45,861	$34,230	$41,123	$34,581	$27,371
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
The amortized cost of MSR assets decreased as amortization exceeded additions due to loan sales, resulting in the unpaid balances of one-to-four family residential real estate loans serviced for others to decrease as of December 31, 2025, to $474.0 million from $479.6 million at December 31, 2024.
The fair market value of the Company’s MSR asset was $4.7 million at December 31, 2025, and $5.2 million at December 31, 2024. At December 31, 2025, and December 31, 2024, the Company did not have an MSR impairment, or related valuation allowance. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at December 31, 2025, and December 31, 2024, was 0.98% and 1.09%, respectively.
Intangible Assets. We had intangible assets of $0.4 million at December 31, 2025, compared to $1.0 million at December 31, 2024. The intangible assets at December 31, 2025, consisted of core deposit intangible assets arising from a 2017 acquisition. Intangible assets associated with a 2019 acquisition became fully amortized during 2025. Amortization of these intangibles was $0.6 million in 2025, and $0.7 million in 2024. Amortization expense is scheduled to be $0.4 million in 2026.
Deposits. At December 31, 2025, deposits increased by $36.0 million compared to December 31, 2024, balances. The growth in money market accounts was largely due to growth in retail accounts, and to a lesser extent, commercial accounts.

Deposit Composition by Type
(in thousands)

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Non-interest-bearing demand deposits	$264,394	$262,535	$260,248	$253,343	$252,656
Interest-bearing demand deposits	367,958	360,475	366,481	386,302	355,750
Savings accounts	151,525	157,317	159,340	167,614	159,821
Money market accounts	392,900	354,290	357,518	370,741	369,534
Certificate accounts	347,322	345,937	334,829	345,654	350,387
Total deposits	$1,524,099	$1,480,554	$1,478,416	$1,523,654	$1,488,148
Consumer, commercial and government deposits have been stable over the periods reported. There are no material customer or industry deposit concentrations.
Deposit Portfolio Composition
(in thousands)

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Consumer deposits	$889,109	$855,226	$856,467	$861,746	$852,083
Commercial deposits	422,605	423,662	406,608	423,654	412,355
Public deposits	187,777	175,689	190,933	211,261	190,460
Wholesale deposits	24,608	25,977	24,408	26,993	33,250
Total deposits	$1,524,099	$1,480,554	$1,478,416	$1,523,654	$1,488,148

At December 31, 2025, the deposit portfolio composition was 58% consumer, 28% commercial, 12% public, and 2% wholesale deposits. At December 31, 2024, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits.
Uninsured and uncollateralized deposits were $323.5 million, or 21% of total deposits at December 31, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits at December 31, 2025, were $478.4 million, or 31% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024, with the difference being an increase in fully secured government deposits.

Federal Home Loan Bank (FHLB) advances and other borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2025, and December 31, 2024, is as follows:

	December 31, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%
Federal Home Loan Bank advances		$0				$5,000

Other borrowings:
Senior notes (4)	2039	$12,000	6.00%	6.75%	2039	$12,000	6.75%	7.75%
	2040	5,000	6.00%	6.25%		0
		$17,000				$12,000

Subordinated notes (5)	2030	$0	—%	—%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$50,000

Unamortized debt issuance costs		(196)				(394)
Total other borrowings		$51,804				$61,606

Totals		$51,804				$66,606
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1.018 billion and $1.075 billion at December 31, 2025 and 2024, respectively. At December 31, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $434 million compared to $425 million as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5.0 million and $81.0 million, during the twelve months ended December 31, 2025 and December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of December 31, 2025. The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024 was 1.45%.
(4)    Senior notes, entered into by the Company consist of the following:
(a) A term note, which was originally entered into in June 2019 and subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5.0 million term note entered into in October 2025, requiring quarterly interest-only payments through October 2028, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 4.00%.
(c) The $5.0 million line of credit was terminated by the Company in October 2025.

(5)    Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bore a fixed interest rate of 6.00% for five years. On July 7, 2025, the Board of Directors approved the redemption of the entire $15.0 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to the Secured Overnight Financing Rate (“SOFR”) plus 591 basis points. The redemption occurred on September 1, 2025.
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Bank when, and any time after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

Federal Home Loan Bank (FHLB) advances and other borrowings
We utilize advances and other borrowings, as necessary, to supplement core deposits to meet our funding and liquidity needs, and we evaluate all options for funding securities.
FHLB advances decreased from $5.0 million at December 31, 2024 to $0 as of December 31, 2025, as proceeds from investment security and loan portfolio shrinkage were used to reduce borrowings. In 2024, $64.5 million of FHLB advances matured. A $10 million FHLB advance, which the FHLB could call one-time, was called in June 2024. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral, was approximately $433.7 million at December 31, 2025, and $424.7 million at December 31, 2024. The Company refinanced its senior debt in May 2024 and reduced the balance by $6.1 million.
The Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70.0 million. These lines bear interest at the lender banks’ announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2025, or December 31, 2024.
At December 31, 2025, and 2024, the Bank had the ability to borrow $24.5 million and $24.9 million, respectively from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $32.1 million and $34.0 million as of December 31, 2025, and 2024, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2025, and 2024.
Stockholders’ Equity. Total stockholders’ equity was $187.9 million at December 31, 2025, compared to $179.1 million at December 31, 2024. The increase in stockholders’ equity included the Company’s net income of $14.4 million and a decrease in the unrealized loss on available-for-sale securities of $3.9 million, net of tax, due to lower interest rates. These increases were partially offset by: (1) the repurchase of approximately 385 thousand shares of the Company’s common stock, which reduced equity by $6.1 million and (2) the payment of the annual cash dividend, paid in February to common stockholders of $0.36 per share which was a 12.5% increase from the prior year dividend amount of $0.32 per share, or $3.3 million.
In 2021, the Board of Directors adopted a 5% share repurchase program, which ended in 2024 as the 5% authorization was completed by the 202 thousand shares repurchased in 2024. In July 2024, the Board of Directors adopted a 5% share repurchase program. Approximately 274 thousand shares were repurchased under this program, before the authorization expired in June of 2025. In July 2025, the Board of Directors adopted a 5% share repurchase program. Approximately 385 thousand shares were repurchased under this program and as of December 31, 2025, 113 thousand shares remain available for repurchase under this program.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At December 31, 2025, our on-balance sheet liquidity ratio increased to 14.8% percent from 11.75% at December 31, 2024, remaining above our internal requirement of 10%. This was largely due to reductions in the AFS and HTM investment portfolios.
There are no material customers or industry deposit concentrations. At December 31, 2025, the deposit portfolio composition was largely unchanged from the prior quarter at 58% consumer, 28% commercial, 12% public, and 2% wholesale deposits. At December 31, 2024, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits.
Uninsured and uncollateralized deposits were $323.5 million, or 21% of total deposits at December 31, 2025, and $265.4 million, or 18% of total deposits, at December 31, 2024. Uninsured deposits at December 31, 2025, were $478.4 million, or 31% of total deposits, and $428.0 million, or 29% of total deposits at December 31, 2024, with the difference being an increase in fully secured government deposits.
On-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $792 million, or 245% of uninsured and uncollateralized deposits at December 31, 2025. At December 31, 2024, on-balance sheet liquidity, collateralized borrowing and uncommitted federal funds availability was $724.8 million, or 273% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $330.2 million of our $347.3 million (95%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s. In 2024, retail non-maturity interest-bearing accounts were approximately flat with growth in certificate accounts. Through new deposit product offerings to our branch and commercial customers, we are currently attempting to strengthen customer relationships to attract additional non-rate sensitive deposits. However, this is challenging in the current competitive environment.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $433.7 million available to borrow under this arrangement, supported by loan collateral as of December 31, 2025. We also had borrowing capacity of $24.5 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. While the Bank does not have approved brokered certificate lines of credit with counter parties at December 31, 2025, we believe that the Bank could access this market, which provides an additional potential source of liquidity. See Note 9, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of December 31, 2025, the Company had approximately $198.8 in unused loan commitments, compared to approximately $137.0 million in unused loan commitments as of December 31, 2024. In addition, there were $3.2 million of commitments for contributions of capital to an SBIC and an investment company at December 31, 2025. These commitments totaled $2.9 million of commitments at December 31, 2024. See Note 11, “Commitments and Contingencies”; “Financial Instruments with Off-Balance Sheet Risk” of “Notes to Consolidated Financial Statements” which are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for further detail.

Capital Resources. As of the dates indicated below, our Tier 1 and Risk-based capital levels exceeded levels necessary to be considered “Well Capitalized” under Prompt Corrective Action provisions for the Bank.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2025
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
At December 31, 2025, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2025
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter as of the periods indicated below:
Year ended December 31, 2025:

	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Interest and dividend income	$21,103	$22,502	$22,254	$21,771
Interest expense	9,509	9,191	9,040	8,706
Net interest income before provision for credit losses	11,594	13,311	13,214	13,065
(Provision reversal) provision for credit losses	(250)	1,350	650	200
Net interest income after provision for credit losses	11,844	11,961	12,564	12,865
Non-interest income	2,593	2,836	3,022	2,692
Non-interest expense	10,463	10,750	11,051	10,672
Income before provision for income taxes	3,974	4,047	4,535	4,885
Provision for income taxes	777	777	853	614
Net income attributable to common stockholders	$3,197	$3,270	$3,682	$4,271
Basic earnings per share	$0.32	$0.33	$0.37	$0.44
Diluted earnings per share	$0.32	$0.33	$0.37	$0.44
Cash dividends paid	$0.36	$—	$—	$—
Year ended December 31, 2024:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Interest and dividend income	$22,679	$22,463	$22,512	$21,961
Interest expense	10,774	10,887	11,227	10,253
Net interest income before provision for credit losses	11,905	11,576	11,285	11,708
Provision reversal for credit losses	(800)	(1,525)	(400)	(450)
Net interest income after provision for credit losses	12,705	13,101	11,685	12,158
Non-interest income	3,264	1,913	2,921	2,009
Non-interest expense	10,777	10,299	10,421	10,809
Income before provision for income taxes	5,192	4,715	4,185	3,358
Provision for income taxes	1,104	1,040	899	656
Net income attributable to common stockholders	$4,088	$3,675	$3,286	$2,702
Basic earnings per share	$0.39	$0.35	$0.32	$0.27
Diluted earnings per share	$0.39	$0.35	$0.32	$0.27
Cash dividends paid	$0.32	$—	$—	$—

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

The following table sets forth, at December 31, 2025 and December 31, 2024, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points). The yearly changes in both the Economic Value of Equity and changes in Interest Income tables at December 31, 2025, from December 31, 2024, is largely due to the impact of more loans repricing in 2026 than in 2025 and the impact of the 75 basis point reduction in short-term interest rates in 2025, with a decrease of approximately 40 basis points in the ten year Treasury rate at December 31, 2025, compared to December 31, 2024.

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2025	At December 31, 2024
+300 bp	6%	2%
+200 bp	4%	2%
+100 bp	2%	1%
-100 bp	(4)%	(1)%
-200 bp	(8)%	(4)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at December 31, 2025, and December 31, 2024.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At December 31, 2025	At December 31, 2024
+300 bp	(4)%	(8)%
+200 bp	(2)%	(5)%
+100 bp	(1)%	(3)%
-100 bp	(1)%	2%
-200 bp	(1)%	3%
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

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Citizens Community Bancorp, Inc.
Eau Claire, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Citizens Community Bancorp, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses on Collectively Evaluated Loans – Quantitative Calculation

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) totaled $22.4 million as of December 31, 2025. The ACL is based on expected credit losses over the contractual life of loans, incorporating relevant information including historical loss experience, current economic conditions, and reasonable and supportable forecasts.

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

Oakbrook Terrace, Illinois
March 5, 2026

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$118,853	$50,172
Available-for-sale ("AFS") securities, at fair value (amortized cost of $151,618, net of allowance for credit losses of $0 at December 31, 2025 and amortized cost of $165,604, net of allowance for credit losses of $0 at December 31, 2024)	134,103	142,851
Held-to-maturity ("HTM") securities, at amortized cost (fair value of net of $64,117, net of allowance for credit losses of $0 at December 31, 2025 and fair value of $65,622, net of allowance for credit losses of $0 at December 31, 2024)	80,210	85,504
Equity investments	5,840	4,702
Other investments	12,506	12,500
Loans receivable	1,340,325	1,368,981
Allowance for credit losses	(22,401)	(20,549)
Loans receivable, net	1,317,924	1,348,432
Loans held for sale	4,954	1,329
Mortgage servicing rights, net	3,494	3,663
Office properties and equipment, net	16,357	17,075
Accrued interest receivable	6,126	5,653
Intangible assets	395	979
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	857	915
Bank owned life insurance ("BOLI")	26,908	26,102
Other assets	21,730	17,144
TOTAL ASSETS	$1,781,755	$1,748,519
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,524,099	$1,488,148
Federal Home Loan Bank ("FHLB") advances	—	5,000
Other borrowings	51,804	61,606
Other liabilities	17,913	14,681
Total liabilities	1,593,816	1,569,435
Commitments and contingent liabilities
Stockholders’ Equity:
Common stock— $0.01 par value, authorized 30,000,000; 9,617,245 and 9,981,996 shares issued and outstanding, respectively	96	100
Additional paid-in capital	110,315	114,564
Retained earnings	89,995	80,840
Accumulated other comprehensive loss	(12,467)	(16,420)
Total stockholders’ equity	187,939	179,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,781,755	$1,748,519
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended December 31, 2025	For the year ended December 31, 2024
Interest and dividend income:
Interest and fees on loans	$77,500	$79,738
Interest on cash and investments	10,130	9,877
Total interest and dividend income	87,630	89,615
Interest expense:
Interest on deposits	33,102	37,985
Interest on FHLB borrowed funds	13	1,281
Interest on other borrowed funds	3,331	3,875
Total interest expense	36,446	43,141
Net interest income before provision for credit losses	51,184	46,474
Provision (provision reversal) for credit losses	1,950	(3,175)
Net interest income after provision for credit losses	49,234	49,649
Non-interest income:
Service charges on deposit accounts	1,763	1,924
Interchange income	2,186	2,247
Loan servicing income	2,366	2,271
Gain on sale of loans	2,925	2,216
Loan fees and service charges	676	996
Net gains (losses) on equity securities	234	(856)
Bank Owned Life Insurance (BOLI) death benefit	—	184
Other	993	1,125
Total non-interest income	11,143	10,107
Non-interest expense:
Compensation and related benefits	23,875	22,741
Occupancy	4,975	5,159
Data processing	6,775	6,530
Amortization of intangible assets	584	715
Mortgage servicing rights expense, net	621	534
Advertising, marketing and public relations	906	793
FDIC premium assessment	773	798
Professional services	1,777	1,763
Losses on repossessed assets, net	33	294
Other	2,617	2,979
Total non-interest expense	42,936	42,306
Income before provision for income taxes	17,441	17,450
Provision for income taxes	3,021	3,699
Net income attributable to common stockholders	$14,420	$13,751
Per share information:
Basic earnings	$1.46	$1.34
Diluted earnings	$1.46	$1.34
Cash dividends paid	$0.36	$0.32
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net income attributable to common stockholders	$14,420	$13,751
Other comprehensive income, net of tax:
Securities available-for-sale
Net unrealized gains arising during period, net of tax	3,953	778
Reclassification for net loss on exchanged security, included in net income, net of tax	—	130
Other comprehensive income, net of tax	3,953	908
Comprehensive income	$18,373	$14,659
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except Shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	10,440,591	$104	$119,441	$71,117	$(17,328)	$173,334
Net income	—	—	—	13,751	—	13,751
Other comprehensive income, net of tax	—	—	—	—	908	908
Forfeiture of unvested shares	(246)	—	—	—	—	—
Surrender of restricted shares of common stock	(10,010)	—	(119)	—	—	(119)
Restricted common stock awarded under the equity incentive plan	16,955	—	—	—	—	—
Restricted common stock issued upon achievement of the 2021 performance criteria	8,805	—	—	—	—	—
Common stock options exercised	2,000	—	22	—	—	22
Common stock repurchased	(476,099)	(4)	(5,411)	(682)	—	(6,097)
Stock based compensation expense	—	—	631	—	—	631
Cash dividends ($0.32 per share)	—	—	—	(3,346)	—	(3,346)
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	14,420	—	14,420
Other comprehensive income, net of tax	—	—	—	—	3,953	3,953
Surrender of restricted shares of common stock	(12,020)	—	(190)	—	—	(190)
Restricted common stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	16,500	—	179	—	—	179
Common stock repurchased	(385,252)	(4)	(4,384)	(1,667)	—	(6,055)
Stock based compensation expense	—	—	146	—	—	146
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
See accompanying notes to audited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash flows from operating activities:
Net income attributable to common stockholders	$14,420	$13,751
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(64)	(78)
Depreciation expense	2,029	2,174
Provision (provision reversal) for credit losses	1,950	(3,175)
Net (gains) losses on equity securities	(234)	856
Increase in mortgage servicing rights resulting from transfers of financial assets	(452)	(332)
Mortgage servicing rights amortization	621	534
Amortization of intangible assets	584	715
Stock based compensation expense	146	631
(Increase) decrease in deferred income taxes	(1,058)	380
Increase in cash surrender value of life insurance	(806)	(954)
Net gains from disposals of foreclosed and repossessed assets	(15)	(19)
Provision for valuation allowance on foreclosed properties	48	313
Gain on sale of loans held for sale, net	(2,925)	(2,216)
Proceeds from sale of loans held for sale	83,812	60,347
Originations of loans held for sale	(84,512)	(53,687)
Amortization of debt issuance costs	203	224
Net change in:
Accrued interest receivable and other assets	(5,286)	(1,775)
Other liabilities	3,232	2,711
Total adjustments	(2,727)	6,649
Net cash from operating activities	11,693	20,400
Cash flows from investing activities:
Proceeds from Bank Owned Life Insurance (“BOLI”) death benefit	—	499
Purchase of available-for-sale securities	(9,949)	—
Proceeds from principal payments and maturities of available-for-sale securities	14,561	14,842
Proceeds from calls of available-for-sale securities	9,450	—
Proceeds from principal payments and maturities of held-to-maturity securities	5,282	5,707
Equity investment capital distribution	197	276
Purchase of equity investments	(1,200)	(450)
Net sales of other investments	93	520
Proceeds from sales of foreclosed and repossessed assets	70	877
Proceeds from insurance claim on foreclosed and repossessed assets	—	27
Net decrease in loans	28,513	92,317
Net capital expenditures	(1,311)	(889)
Proceeds from disposal of office properties and equipment	—	13
Net cash from investing activities	45,706	113,739
Cash flows from financing activities:
Change in short term in Federal Home Loan Bank advances, net	—	(44,000)
Federal Home Loan Bank advance call payments	—	(10,000)
Federal Home Loan Bank advance long-term maturities	(5,000)	(20,530)
Proceeds from other borrowings, net of origination costs	4,995	—
Other borrowings principal reductions	(15,000)	(6,083)
Net increase (decrease) in deposits	35,951	(30,952)
Repurchase shares of common stock	(6,055)	(6,097)
Surrender of restricted shares of common stock	(190)	(119)
Common stock options exercised	179	22
Cash dividends paid	(3,598)	(3,346)
Net cash from financing activities	11,282	(121,105)

Net increase in cash and cash equivalents	68,681	13,034
Cash and cash equivalents at beginning of period	50,172	37,138
Cash and cash equivalents at end of period	$118,853	$50,172

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$34,995	$34,446
Interest on borrowings	$3,614	$5,116
Income taxes	$2,065	$2,318
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned (“OREO”)	$—	$274
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
In preparing these consolidated financial statements, we evaluated the events and transactions occurring subsequent to the balance sheet date of December 31, 2025, through the date on which the consolidated financial statements were available to be issued on March 5, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements.
Unless otherwise stated herein, and except for share and per share amounts, all amounts are in thousands.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated.
Use of Estimates—Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the accompanying annual report on Form 10-K for the year ended December 31, 2025, and external market factors such as market interest rates and unemployment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available-for-sale and held-to-maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $924 at December 31, 2025. The Company has no available-for-sale securities or held-to-maturity securities which it deems to have a credit loss at December 31, 2025.
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
Management’s evaluation for impairment of these other investments includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,506 at December 31, 2025, consisted of $3,717 of FHLB stock, $5,726 of Federal Reserve Bank stock and $3,063 of Bankers’ Bank stock. Other investments totaling $12,500 at December 31, 2024, consisted of $3,865 of FHLB stock, $5,717 of Federal Reserve Bank stock and $2,918 of Bankers’ Bank stock.
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
The determination of the ACL requires significant judgment to estimate credit losses. The ACL on loans is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. For commercial/

agricultural real estate loans, the loss rate is then combined with the loans balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years. For commercial and industrial/agricultural operating, residential, and consumer loans, the loss rate is then combined with the loans balance and contractual maturity, to determine expected future losses.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,841 and $4,467 at December 31, 2025 and December 31, 2024, respectively.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of December 31, 2025, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required annual goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2025, and no circumstances arose after October 31, 2025, that indicated impairment existed at December 31, 2025, per the quarterly analysis. See Note 6 for additional information on goodwill and other intangible assets.
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

As of December 31, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $7,707. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of December 31, 2025, there were no known instances of noncompliance associated with the investment.
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
Federal Hold Loan Bank (“FHLB”) advances - For cash flow purposes short-term FHLB advances are disclosed net with original maturities of three months or less.
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
Share-Based Compensation—The Company may grant restricted stock awards and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Company accounts for forfeitures as they occur. Forfeited restricted shares are canceled and returned to authorized and unissued shares. While time based restricted shares are subject to forfeiture, time based restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The time based restricted shares granted under the 2018 Equity Incentive Plan are subject to a three-year vesting period. Compensation expense for time based restricted stock is recognized over the requisite service period of three years for the entire award on a straight-line basis. Performance based restricted shares are earned over a three-year period based on Board approved performance metrics and expense is recorded based on expected shares vesting. The performance based restricted stock award participants do not have voting rights and do not receive dividends or other distributions paid with respect to the performance based restricted shares. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Operations.
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
The Company’s effective tax rates were 17.3% and 21.2% for the twelve months ended December 31, 2025 and December 31, 2024, respectively. The Wisconsin state budget, signed July 5, 2023, effective January 1, 2023, made originated loans in Wisconsin for business purposes up to $5,000 non-taxable. This resulted in a lower effective tax rate resulting in a one-time tax expense of $1,828 in the period ended September 30, 2023, as the impact of the resulting lower incremental tax rate decreased the estimated future realization of an existing deferred tax asset resulting in a valuation allowance.
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
At December 31, 2025, the Company had $5,456 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of December 31, 2025.
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
Recent Accounting Pronouncements—Adopted
ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures – This ASU, issued in December 2023, became effective for fiscal years beginning after December 15, 2024. This update requires expanded income tax-related note disclosures. The Company adopted all applicable disclosure requirements set forth in the update in the notes to its financial statements as of and for the year ended December 31, 2025, on a prospective basis, with no material impact on the Company’s financial condition or results of operations.

Recently Issued, But Not Yet Effective Accounting Pronouncements

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
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326); Purchased Loans—This ASU, issued in November, 2025, is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The update requires purchased seasoned loans to be accounted for using the gross-up approach, enhancing comparability and consistency in the accounting of acquired financial assets. The gross-up approach requires recognition of an allowance for credit losses for the estimated credit losses at the acquisition date, with an offsetting “gross up” to the purchase price of the acquired financial asset. The Company is currently evaluating the potential impact of this update.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost, estimated fair value and related unrealized gains and losses on securities available-for-sale and unrecognized gains and losses on securities held-to-maturity as of December 31, 2025 and December 31, 2024, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government agency obligations	$10,811	$15	$53	$10,773
Mortgage-backed securities	82,264	—	15,580	66,684
Corporate debt securities	42,394	152	1,864	40,682
Student loan asset-backed securities	16,149	10	195	15,964
Total available-for-sale securities	$151,618	$177	$17,692	$134,103

December 31, 2024
U.S. government agency obligations	$13,853	$28	$128	$13,753
Mortgage-backed securities	87,762	—	19,376	68,386
Corporate debt securities	44,931	111	3,326	41,716
Student loan asset-backed securities	19,058	43	105	18,996
Total available-for-sale securities	$165,604	$182	$22,935	$142,851

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2025
Obligations of states and political subdivisions	$400	$—	$12	$388
Mortgage-backed securities	79,810	6	16,087	63,729
Total held-to-maturity securities	$80,210	$6	$16,099	$64,117
December 31, 2024
Obligations of states and political subdivisions	$500	$—	$22	$478
Mortgage-backed securities	85,004	4	19,864	65,144
Total held-to-maturity securities	$85,504	$4	$19,886	$65,622
At December 31, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $32,056 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $213 and mortgage-backed securities with a carrying value of $1,790 as collateral against specific municipal deposits. As of December 31, 2025, the Bank also has mortgage-backed securities with a carrying value of $401 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
There were no sales of available-for-sale securities for the twelve-month periods ended December 31, 2025 and December 31, 2024, respectively. In June 2024, senior debt of a community development financial institution, classified as available-for-sale securities with a carrying value of $2,082, was exchanged for preferred equity of the financial institution’s operating subsidiary. The exchange resulted in the recognition of $168 of unrealized losses on available-for-sale securities, previously included in other comprehensive income, as well as an additional $270 loss, for a total loss of $438. This total loss of $438 was recognized on the June 30, 2024, consolidated statement of operations as net losses on equity securities.

The estimated fair value of available-for-sale securities at December 31, 2025 and December 31, 2024, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Expected maturities may differ from contractual maturities on certain securities due to the call feature. Securities not due at a single maturity date are shown separately.

	December 31, 2025		December 31, 2024
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,013	$2,006	$4,526	$4,487
Due after one year through five years	8,533	8,574	8,652	8,715
Due after five years through ten years	38,403	36,617	41,380	38,033
Due after ten years	20,405	20,222	23,284	23,230
Total securities with contractual maturities	69,354	67,419	77,842	74,465
Mortgage-backed securities	82,264	66,684	87,762	68,386
Total available-for-sale securities	$151,618	$134,103	$165,604	$142,851

	December 31, 2025		December 31, 2024
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100	$100	$100	$100
Due after one year through five years	300	288	400	378
Due after five years through ten years	—	—	—	—
Total securities with contractual maturities	400	388	500	478
Mortgage-backed securities	79,810	63,729	85,004	65,144
Total held-to-maturity securities	$80,210	$64,117	$85,504	$65,622

Securities with unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
U.S. government agency obligations	$1,275	$4	$5,997	$49	$7,272	$53
Mortgage-backed securities	—	—	66,684	15,580	66,684	15,580
Corporate debt securities	2,075	48	25,134	1,816	27,209	1,864
Student loan asset-backed securities	4,308	13	10,783	182	15,091	195
Total	$7,658	$65	$108,598	$17,627	$116,256	$17,692
December 31, 2024
U.S. government agency obligations	$5,472	$25	$3,334	$103	$8,806	$128
Mortgage-backed securities	2,732	112	65,654	19,264	68,386	19,376
Corporate debt securities	—	—	36,806	3,326	36,806	3,326
Student loan asset-backed securities	939	1	12,210	104	13,149	105
Total	$9,143	$138	$118,004	$22,797	$127,147	$22,935

At December 31, 2025 and December 31, 2024, no ACL was established for available-for-sale securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.
At December 31, 2025 and December 31, 2024, no ACL was established for held-to-maturity securities based on the composition of the securities portfolio.
All of our available-for-sale and held-to-maturity investment securities are investment grade securities at December 31, 2025 and December 31, 2024.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2025, and December 31, 2024, follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$681,646	50.9%	$707,009	51.7%
Agricultural real estate	69,042	5.1%	72,738	5.3%
Multi-family real estate	245,491	18.3%	220,706	16.1%
Construction and land development	75,399	5.6%	78,146	5.7%
Commercial/Agricultural operating:
Commercial and industrial	105,756	7.9%	115,535	8.4%
Agricultural operating	33,364	2.5%	31,017	2.3%
Residential mortgage:
Residential mortgage	121,666	9.1%	131,892	9.6%
Purchased HELOC loans	1,739	0.1%	2,956	0.2%
Consumer installment:
Originated indirect paper	2,225	0.2%	3,970	0.3%
Other consumer	3,997	0.3%	5,012	0.4%
Total loans receivable	$1,340,325	100%	$1,368,981	100%
Less Allowance for credit losses	(22,401)		(20,549)
Net loans receivable	$1,317,924		$1,348,432

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

As of December 31, 2025, and December 31, 2024, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.

Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1 - 5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2025, and gross charge-offs for the twelve months ended December 31, 2025:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$74,334	$48,318	$70,001	$92,337	$180,767	$176,626	$10,920	$—	$653,303
Risk rating 6	—	775	1,513	6,836	7,053	3,459	24	—	19,660
Risk rating 7	—	164	1,516	1,059	1,952	3,992	—	—	8,683
Total	$74,334	$49,257	$73,030	$100,232	$189,772	$184,077	$10,944	$—	$681,646
Current period gross charge-offs	$—	$—	$—	$51	$—	$—	$—	$—	$51
Agricultural real estate
Risk rating 1 to 5	$18,677	$2,403	$6,052	$16,064	$9,234	$14,711	$518	$—	$67,659
Risk rating 6	780	—	—	—	—	139	—	—	919
Risk rating 7	—	—	192	—	—	272	—	—	464
Total	$19,457	$2,403	$6,244	$16,064	$9,234	$15,122	$518	$—	$69,042
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$25,772	$6,688	$20,719	$55,742	$85,892	$41,297	$411	$—	$236,521
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	8,970	—	—	—	8,970
Total	$25,772	$6,688	$20,719	$55,742	$94,862	$41,297	$411	$—	$245,491
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$44,202	$7,722	$12,952	$8,949	$255	$1,084	$178	$—	$75,342
Risk rating 6	—	—	—	—	—	—	57	—	57
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$44,202	$7,722	$12,952	$8,949	$255	$1,084	$235	$—	$75,399
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$14,210	$15,418	$7,815	$18,357	$7,781	$8,097	$24,870	$—	$96,548
Risk rating 6	219	223	1,458	3,268	487	122	899	—	6,676
Risk rating 7	—	612	274	734	360	—	552	—	2,532
Total	$14,429	$16,253	$9,547	$22,359	$8,628	$8,219	$26,321	$—	$105,756
Current period gross charge-offs	$—	$—	$36	$23	$—	$—	$35	$—	$94
Agricultural operating
Risk rating 1 to 5	$4,880	$1,056	$2,355	$2,155	$279	$898	$21,602	$—	$33,225
Risk rating 6	—	—	—	—	—	—	139	—	139
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$4,880	$1,056	$2,355	$2,155	$279	$898	$21,741	$—	$33,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$11,089	$7,971	$23,556	$27,863	$6,666	$26,112	$16,334	$—	$119,591
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	133	1,842	100	—	2,075
Total	$11,089	$7,971	$23,556	$27,863	$6,799	$27,954	$16,434	$—	$121,666
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,622	$—	$1,622
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,739	$—	$1,739
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$2,197	$—	$—	$2,197
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	28	—	—	28
Total	$—	$—	$—	$—	$—	$2,225	$—	$—	$2,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other consumer
Risk rating 1 to 5	$1,347	$784	$658	$395	$174	$109	$528	$—	$3,995
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	1	—	—	—	—	1	—	2
Total	$1,347	$785	$658	$395	$174	$109	$529	$—	$3,997
Current period gross charge-offs	$—	$5	$10	$—	$—	$1	$4	$—	$20
Total loans receivable	$195,510	$92,135	$149,061	$233,759	$310,003	$280,985	$78,872	$—	$1,340,325
Total current period gross charge-offs	$—	$5	$46	$74	$—	$3	$39	$—	$167

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

     Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2025 and December 31, 2024. A summary of the changes in those loans is as follows:

	Twelve months ended	Twelve months ended
	December 31, 2025	December 31, 2024
Balance—beginning of period	$34,742	$36,592
New loan originations	646	1,006
Repayments	(3,491)	(2,856)
Balance—end of period	$31,897	$34,742
Available and unused lines of credit	$—	$19

Allowance for Credit Losses - Loans - The allowance for credit losses (“ACL”) is comprised of collectively evaluated and individually evaluated components. The ACL represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, the borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans.
The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2025 and December 31, 2024:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(22)	(167)
Recoveries	92	51	53	29	225
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	1,097	1,071	(312)	(62)	1,794
ACL - Loans, at end of period	$17,654	$2,358	$2,230	$159	$22,401

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2024
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,784	$1,105	$2,744	$275	$22,908
Charge-offs	(39)	(143)	(4)	(35)	(221)
Recoveries	56	36	7	22	121
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	(2,285)	332	(258)	(48)	(2,259)
ACL - Loans, at end of period	$16,516	$1,330	$2,489	$214	$20,549
Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $490 at December 31, 2025, and $334 at December 31, 2024, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the twelve months ended December 31, 2025 and December 31, 2024.

	December 31, 2025 and Twelve Months Ended	December 31, 2024 and Twelve Months Ended
ACL - Unfunded Commitments - beginning of period	$334	$1,250
Additions (reversals) to ACL - Unfunded Commitments via provision for credit losses charged to operations	156	(916)
ACL - Unfunded Commitments - End of period	$490	$334

An aging analysis of the Company’s commercial/agricultural real estate, commercial/agricultural operating, residential mortgage, consumer installment and purchased third party loans as of December 31, 2025 and December 31, 2024, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2025
Commercial/Agricultural real estate:
Commercial real estate	$471	$572	$467	$1,510	$680,136	$681,646
Agricultural real estate	192	—	—	192	68,850	69,042
Multi-family real estate	—	—	8,970	8,970	236,521	245,491
Construction and land development	57	—	—	57	75,342	75,399
Commercial/Agricultural operating:
Commercial and industrial	665	—	1,143	1,808	103,948	105,756
Agricultural operating	—	—	—	—	33,364	33,364
Residential mortgage:
Residential mortgage	1,419	132	44	1,595	120,071	121,666
Purchased HELOC loans	117	—	—	117	1,622	1,739
Consumer installment:
Originated indirect paper	—	—	—	—	2,225	2,225
Other consumer	29	2	1	32	3,965	3,997
Total	$2,950	$706	$10,625	$14,281	$1,326,044	$1,340,325

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2024
Commercial/Agricultural real estate:
Commercial real estate	$857	$322	$367	$1,546	$705,463	$707,009
Agricultural real estate	26	—	556	582	72,156	72,738
Multi-family real estate	—	—	—	—	220,706	220,706
Construction and land development	—	—	—	—	78,146	78,146
C&I/Agricultural operating:
Commercial and industrial	566	50	564	1,180	114,355	115,535
Agricultural operating	—	—	793	793	30,224	31,017
Residential mortgage:
Residential mortgage	1,873	796	500	3,169	128,723	131,892
Purchased HELOC loans	—	—	117	117	2,839	2,956
Consumer installment:
Originated indirect paper	25	—	—	25	3,945	3,970
Other consumer	27	—	—	27	4,985	5,012
Total	$3,374	$1,168	$2,897	$7,439	$1,361,542	$1,368,981

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated at December 31, 2025 and December 31, 2024, with no allowance for credit losses:

December 31, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due Over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,652	$4,454	$—
Agricultural real estate	464	272	—
Multi-family real estate	8,970	—	—
Construction and land development	—	—	—
Commercial/Agricultural operating:
Commercial and industrial	1,282	921	—
Agricultural operating	—	—	—
Residential mortgage:
Residential mortgage	368	368	—
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	—	—	—
Other consumer	—	—	1
Total	$15,853	$6,132	$1

December 31, 2024	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due Over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,594	$4,374	$—
Agricultural real estate	6,222	6,020	—
Multi-family real estate	—	—	—
Construction and land development	103	103	—
Commercial/Agricultural operating:
Commercial and industrial	597	564	—
Agricultural operating	793	793	—
Residential mortgage:
Residential mortgage	741	548	186
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	1	1	—
Other consumer	—	—	—
Total	$13,168	$12,520	$186

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
The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be modified is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.
The amount of interest income recognized by the Company for the twelve months ended December 31, 2025 and December 31, 2024, due to nonaccrual loan payoffs was $971 and $473, respectively.
Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. However, if it is probable that the Company will foreclose on the collateral, the use of the fair value of the collateral to calculate the allowance for credit loss is required. The following table presents the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of December 31, 2025 and December 31, 2024.

	Collateral Type
December 31, 2025	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$8,808	$—	$8,808	$6,581	$2,227	$422
Agricultural real estate	464	—	464	272	192	99
Multi-family real estate	8,970	—	8,970	—	8,970	1,471
Construction and land development	—	—	—	—	—	—
Commercial/Agricultural operating:
Commercial and industrial	—	3,176	3,176	1,784	1,392	429
Agricultural operating	—	—	—	—	—	—
Residential mortgage:
Residential mortgage	2,077	—	2,077	2,077	—	—
Purchased HELOC loans	—	—	—	—	—	—
Consumer installment:
Originated indirect paper	—	28	28	28	—	—
Other consumer	—	2	2	2	—	—
Total	$20,319	$3,206	$23,525	$10,744	$12,781	$2,421
There were no outstanding commitments to borrowers experiencing financial difficulty as of December 31, 2025. There were unused lines of credit totaling $61 on loans with borrowers experiencing financial difficulties as of December 31, 2025.

	Collateral Type
December 31, 2024	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$9,004	$—	$9,004	$6,597	$2,407	$258
Agricultural real estate	6,222	—	6,222	6,020	202	99
Multi-family real estate	—	—	—	—	—	—
Construction and land development	103	—	103	103	—	—
Commercial/Agricultural operating:
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

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the twelve months ended December 31, 2025:

	Term Extension
Loan Class	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivables
Commercial and industrial	$48	0.05%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$4,264	0.63%
Agricultural real estate	$192	0.28%
Residential mortgage	$120	0.10%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025:

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

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024:

Term Extension
Loan Class	Financial Effect
Commercial real estate	A weighted average of 6 months was added to the term of the loans
Commercial and industrial	A weighted average of 13 months was added to the term of the loans
Residential mortgage	A weighted average of 54 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Commercial and industrial	Payments were deferred a weighted average of 3 months
Residential mortgage	Payments were deferred a weighted average of 3 months

Term Extension and Principal Forgiveness
Loan Class	Financial Effect
Other Consumer	A weighted average of 3 months was added to the term of the loan, and a principal balance of $2 was forgiven

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table shows the performance of such loans that have been modified during the twelve months ended December 31, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,264	$—	$—	$—
Agricultural real estate	—	192	—	—
Commercial and industrial	—	—	—	48
Residential mortgage	—	—	120	—
Total	$4,264	$192	$120	$48

The following table shows the performance of such loans that have been modified during the twelve months ended December 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,407	$—	$—	$—
Commercial and industrial	1,513	—	50	—
Residential mortgage	256	—	—	—
Other consumer	2	—	—	—
Total	$3,178	$—	$50	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of December 31, 2025 and December 31, 2024, were $474,045 and $479,578, respectively, and consisted of one-to-four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $2,841 and $2,430, at December 31, 2025 and December 31, 2024, respectively.
Mortgage servicing rights activity for the years ended December 31, 2025 and December 31, 2024, were as follows:

	As of and for the twelve months ended	As of and for the twelve months ended
	December 31, 2025	December 31, 2024
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,663	$3,865
Increase in mortgage servicing rights resulting from transfers of financial assets	452	332
Amortization during the period	(621)	(534)
Mortgage servicing rights, end of period	3,494	3,663
Valuation allowance, beginning of period	—	—
Additions	—	(41)
Recoveries	—	41
Valuation allowance, end of period	—	—
Mortgage servicing rights, net	$3,494	$3,663
Fair value of mortgage servicing rights, end of period	$4,652	$5,227
Residential mortgage loans serviced for others	$474,045	$479,578
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $1,209 and $1,236 for the years ended December 31, 2025 and December 31, 2024, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at December 31, 2025, was determined using discount rates ranging from 9.500% to 12.500%. Fair value at December 31, 2024, was determined using discount rates ranging from 10.000% to 13.000%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

The estimated amortization expense is based on existing mortgage servicing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly based on actual prepayment speeds, mortgage interest rates and other factors.
At December 31, 2025, the estimated future aggregate amortization expense for the mortgage servicing rights is as follows.

Amortization Expense
2026	$627
2027	498
2028	383
2029	324
2030	267
After 2030	1,395
Total	$3,494
NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment for each of the periods shown below consisted of the following:

	December 31, 2025	December 31, 2024
Land	$4,302	$3,876
Buildings	16,663	16,210
Furniture, equipment and vehicles	11,986	11,554
Subtotals	32,951	31,640
Less--Accumulated depreciation	(16,594)	(14,565)
Office properties and equipment, net	$16,357	$17,075
Depreciation expense was $2,029 for the year ended December 31, 2025, and $2,174 for the year ended December 31, 2024, which is included in Occupancy on the consolidated statements of operations.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill— The beginning and ending balance of goodwill was $31,498 during the periods ended December 31, 2025 and December 31, 2024. There were no changes to goodwill during either period.

Intangible assets--Intangible assets consist of core deposit intangibles arising from various bank acquisitions. A summary of intangible assets and related amortization for the periods shown below follows:

	Year ended	Year Ended
	December 31, 2025	December 31, 2024
Gross carrying amount	$12,180	$12,180
Accumulated amortization	(11,785)	(11,201)
Net book value	$395	$979
Amortization during the period	$584	$715
At December 31, 2025, the estimated future aggregate amortization expense for the intangible assets are as follows:

Intangible Assets
2026	$395
Total	$395

NOTE 7 - LEASES
We have operating leases for 1 corporate office, 3 bank branch offices,1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms of 0.83 years to 2.67 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of December 31, 2025, we have no additional lease commitments that have not yet commenced. Lease costs are included in non-interest expense/occupancy in the consolidated statement of operations. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Twelve Months Ended
	December 31, 2025	December 31, 2024
The components of total lease costs were as follows:
Operating lease cost	$415	$450
Variable lease cost	81	112
Total lease cost	$496	$562

The components of total lease income were as follows:
Operating lease income	$85	$59

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$513	$546
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$304	$2

	December 31, 2025	December 31, 2024
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$764	$815
Operating lease liabilities (2)	$950	$1,076

Weighted average remaining lease term in years; operating leases	2.30	3.08
Weighted average discount rate; operating leases	3.39%	3.15%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.

Cash obligations and receipts under lease contracts as of December 31, 2025, are as follows:

Fiscal years ending December 31,	Payments	Receipts
2026	$523	$43
2027	458	17
2028	209	16
2029	—	11
2030	—	—
Thereafter	—	—
Total lease payments	1,190	$87
Less: effects of discounting	(240)
Lease liability recognized	$950

NOTE 8 - DEPOSITS
The following is a summary of deposits by type at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Non interest bearing demand deposits	$264,394	$252,656
Interest bearing demand deposits	367,958	355,750
Savings accounts	151,525	159,821
Money market accounts	392,900	369,534
Certificate accounts	347,322	350,387
Total deposits	$1,524,099	$1,488,148

At December 31, 2025, the scheduled maturities of time deposits were as follows:

2026	$330,213
2027	14,711
2028	1,390
2029	709
2030	299
Total	$347,322
Time deposits of $250 or more were $57,136 and $68,977 at December 31, 2025 and December 31, 2024, respectively. Brokered deposits were $5,168 and $19,125 at December 31, 2025 and December 31, 2024, respectively.
Deposits from the Company’s directors, executive officers, principal stockholders and their affiliates held by the Bank at December 31, 2025 and December 31, 2024, amounted to $38,280, and $38,889, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
    A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2025 and December 31, 2024, is as follows:

	December 31, 2025				December 31, 2024
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2025	$0	—%	—%	2025	$5,000	1.45%	1.45%
Federal Home Loan Bank advances		$0				$5,000

Other borrowings:
Senior notes (4)	2039	$12,000	6.00%	6.75%	2039	$12,000	6.75%	7.75%
	2040	5,000	6.00%	6.25%		0
		$17,000				$12,000

Subordinated notes (5)	2030	$0	—%	—%	2030	$15,000	6.00%	6.00%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$50,000

Unamortized debt issuance costs		(196)				(394)
Total other borrowings		$51,804				$61,606

Totals		$51,804				$66,606
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans and certain other loans which had pledged balances of $1,017,631 and $1,075,001 at December 31, 2025 and 2024, respectively. At December 31, 2025, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $433,654 compared to $424,658 as of December 31, 2024.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $5,000 and $81,000, during the twelve months ended December 31, 2025 and December 31, 2024, respectively.
(3) There were no FHLB borrowings outstanding as of December 31, 2025. The weighted-average interest rates on FHLB borrowings, with maturities less than twelve months, outstanding as of December 31, 2024, was 1.45%.
(4)    Senior notes, entered into by the Company consist of the following:
(a) A term note, which was originally entered into in June 2019 and subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5,000 term note entered into in October 2025, requiring quarterly interest-only payments through October 2028, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 4.00%.
(c) The $5,000 line of credit was terminated by the Company in October 2025.

(5)    Subordinated notes resulted from the following:
(a) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in August 2020, which bore a fixed interest rate of 6.00% for five years. On July 7, 2025, the Board of Directors approved the redemption of the entire $15,000 balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to the Secured Overnight Financing Rate (“SOFR”) plus 591 basis points. The redemption occurred on September 1, 2025.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The letters of credit balances were $171,000 and $209,750 at December 31, 2025 and 2024, respectively.
Federal Funds Purchased Lines of Credit
As of December 31, 2025 and 2024 , the Bank maintains two unsecured federal funds purchased lines of credit with its banking partners which total $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of December 31, 2025 or December 31, 2024.
Federal Reserve Borrowings
At December 31, 2025 and 2024, the Bank had the ability to borrow $24,484 and $24,942 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $32,056 and $33,994 as of December 31, 2025 and 2024, respectively. There were no Federal Reserve borrowings outstanding as of December 31, 2025 and 2024.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent notifications from our regulatory agency categorized the Bank as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. There are no conditions or events since these notifications that management believes have changed the Bank’s category.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2025 and 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2025
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$225,432	15.6%	$115,755	> =	8.0%	$144,693	> =	10.0%
Tier 1 capital (to risk weighted assets)	207,749	14.4%	86,816	> =	6.0%	115,755	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	207,749	14.4%	65,112	> =	4.5%	94,051	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	207,749	11.9%	69,787	> =	4.0%	87,234	> =	5.0%
The Company’s Tier 1 (leverage) and risk-based capital ratios at December 31, 2025 and 2024, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of December 31, 2025
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%
As of December 31, 2024
Total capital (to risk weighted assets)	$232,926	16.1%	$115,914	> =	8.0%
Tier 1 capital (to risk weighted assets)	165,243	11.4%	86,936	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	165,243	11.4%	65,202	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	165,243	9.5%	69,867	> =	4.0%
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
The Company’s ability to pay dividends is also subject to the terms of its Subordinated Note Purchase Agreement dated March 11, 2022, and Business Note Agreements dated June 26, 2019 and October 30, 2025, which prohibit the Company from making dividend payments while an event of default has occurred and is continuing under the loan agreement or from allowing payment of a dividend which would create an event of default.
The following table reflects the annual cash dividend paid in the years ended December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Cash dividends per share	$0.36	$0.32
Stockholder record date	02/07/2025	02/09/2024
Dividend payment date	02/21/2025	02/23/2024

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
The following table presents a summary of commitments described below as of December 31, 2025 and 2024, respectively:

	Contract or Notional Amount at December 31,	Contract or Notional Amount at December 31,
	2025	2024
Commitments to extend credit	$198,817	$137,038
Commercial standby letter of credit	$2,698	$2,061
Commitment to contribute capital to SBIC	$1,050	$1,800
Commitment to contribute capital to investment company	$2,190	$1,140
Commitments to extend credit—Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Letters of credit—Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The credit and collateral policy for commitments and letters of credit is comparable to that for granting loans. The Company has recorded no liability associated with standby letters of credit as of December 31, 2025 and 2024.
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
Management has assessed estimated losses inherent in the outstanding portions of the SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $530 and $420 at December 31, 2025 and 2024, respectively, which is reported in other liabilities on the Consolidated Balance Sheets.

	As of and For the Year Ended December 31,
	2025	2024
Balance at the beginning of the period	$420	$—
SBA recourse provision	110	420
Balance at the end of the period	$530	$420

NOTE 12 - RETIREMENT PLAN
401(k) Plan—The Company sponsors a 401(k) profit sharing plan that covers all employees who qualify based on minimum age and length of service requirements. Employees may make pretax voluntary contributions to the plan, which are matched, in part, by the Company. Employer matching contributions to the plan were $673 and $628 for the year ended December 31, 2025 and 2024, respectively.

NOTE 13 - STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of December 31, 2025, 331,968 restricted shares had been granted under this plan, including performance based restricted stock issued and vested during the current periods: (1) 16,021 shares of performance-based restricted stock issued and vested in January 2025 upon achievement of the performance criteria and completion of the three-year performance period applicable to awards granted in January 2022; and (2) 8,805 shares of performance-based restricted stock issued and vested in January 2024 upon achievement of the performance criteria and completion of the three-year performance period applicable to awards granted in January 2021. As of December 31, 2025, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of December 31, 2025, there are no awarded unvested restricted shares and 35,500 awarded unexercised options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Net compensation expense related to restricted stock awards from these plans was $146 and $631 for the years ended December 31, 2025 and 2024, respectively. The remaining unrecognized compensation expense on restricted stock awards is $4 at December 31, 2025.
Restricted Common Stock Awards

	Year ended		Year ended
	December 31, 2025		December 31, 2024
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	39,171	$12.48	75,601	$12.41
Granted	—	—	16,955	11.88
Issued and vested	(33,062)	12.50	(53,139)	12.19
Forfeited	—	—	(246)	11.88
Unvested and outstanding at end of period	6,109	$12.36	39,171	$12.48

	December 31, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares granted above target	1,154	14.00
Issued and vested	(16,021)	14.00
Unvested at end of period	18,321	$12.36

	December 31, 2024
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	41,993	$12.61
Issued and vested	(8,805)	10.78
Unvested at end of period	33,188	$13.09

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Year ended December 31, 2025
Outstanding at beginning of year	52,000	$11.62
Exercised	(16,500)	10.84
Outstanding at end of period	35,500	$11.98	1.06	$207
Exercisable at end of period	35,500	$11.98	1.06	$207
Year ended December 31, 2024
Outstanding at beginning of year	54,000	$11.59
Exercised	(2,000)	11.00
Outstanding at end of year	52,000	$11.62	1.85	$243
Exercisable at end of year	52,000	$11.62	1.85	$243
Information related to the 2008 Equity Incentive Plan during each period follows:

	Year ended December 31,	Year ended December 31,
	2025	2024
Intrinsic value of options exercised	$84	$12
Cash received from options exercised	$179	$22
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the Plan and records any change to this liability as compensation expense in the consolidated statement of operations. At December 31, 2025 and December 31, 2024, the related liability was $494 and $190, respectively, which is included in other liabilities on the consolidated balance sheet. For the twelve months ended months ended December 31, 2025 and December 31, 2024, the Company recorded related expense of $403 and $190, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

NOTE 14 – INCOME TAXES
Income tax expense (benefit) for 2025 consisted of the following:

Year ended December 31,
2025
Current tax provision
Federal	$4,098
State	361
4,459
Deferred tax provision (benefit)
Federal	(1,355)
State	(83)
(1,438)
Total	$3,021
The Company is not subject to income taxes in any foreign jurisdictions.

Income tax expense (benefit) for 2024 consisted of the following:

Year ended December 31,
2024
Current tax provision
Federal	$2,742
State	578
3,320
Deferred tax provision (benefit)
Federal	496
State	(1,235)
(739)
Change in valuation allowance	1,118
Total	$3,699

The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as a result of the following differences for the year ended December 31, 2025:

	Year ended December 31,
	2025
	Amount	Rate
Tax expense at statutory rate	$3,662	21.0%
State income taxes, net of federal	220	1.2%
Tax credits	(441)	(2.5)%
Non-taxable items
Bank owned life insurance	(169)	(1.0)%
Tax exempt interest	(89)	(0.5)%
Other	(162)	(0.9)%
Total	$3,021	17.3%
Tax credits are net of proportional amortization expenses. State income tax expense for the state of Minnesota is more than 50% of state income tax expense.
The provision for income taxes differs from the amount of income tax determined by applying statutory federal income tax rates to pretax income as a result of the following differences for the year ended December 31, 2024:

	Year ended December 31,
	2024
	Amount	Rate
Tax expense at statutory rate	$3,665	21.0%
State income taxes, net of federal	(519)	(3.0)%
Tax credits	(210)	(1.2)%
Bank owned life insurance	(162)	(0.9)%
Tax exempt interest	(81)	(0.5)%
Change in valuation allowance	1,118	6.4%
Other	(112)	(0.6)%
Total	$3,699	21.2%

Federal and state income taxes paid were as follows:

Year ended December 31,
2025
Federal	$1,800
State and local
Minnesota	240
All other states	25
Total	$2,065
State income taxes paid in Wisconsin, Illinois and Missouri were not significant, i.e.were less than 5% of total income taxes paid, with state income taxes paid to Minnesota more than 5% of total income taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024, respectively:

	Year ended December 31,	Year ended December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$6,263	$5,361
Deferred loan costs/fees	655	574
Restricted stock	48	231
Economic performance accruals	1,161	988
Other real estate owned	126	314
Loan discounts	31	218
Lease liability	260	276
Net operating loss	1,498	970
Net unrealized losses on securities available-for-sale	4,792	6,333
Other	296	199
Deferred tax assets	$15,130	$15,464
Deferred tax liabilities:
Office properties and equipment	(1,544)	(2,160)
Federal Home Loan Bank stock	(129)	(121)
Intangibles	(789)	(788)
Net gain on equity securities	(596)	(715)
Prepaid expenses	(267)	(233)
Mortgage servicing rights	(956)	(940)
Leases; right of use asset	(209)	(209)
Deferred tax liabilities	$(4,490)	$(5,166)
Valuation allowance	(3,160)	(2,852)
Net deferred tax assets	$7,480	$7,446
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary, as further discussed in Note 1 “Nature of Business and Summary of Significant Accounting Policies”, above. Management determined a valuation allowance of $3,160 was necessary at December 31, 2025, and a valuation allowance of $2,852 was necessary at December 31, 2024, due to changes in the realization of deferred tax assets due to a Wisconsin change in the non-taxation of loans under $5 million reducing the effective tax rate.
The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. As of December 31, 2025, years open to examination by the U.S. Internal Revenue Service include taxable years ended December 31, 2022 to present. The years open to examination by state and local government authorities vary by jurisdiction.
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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Investment securities:
U.S. government agency obligations	$10,773	$—	$10,773	$—
Mortgage-backed securities	66,684	—	66,684	—
Corporate debt securities	40,682	—	40,682	—
Student loan asset-backed securities	15,964	—	15,964	—
Total investment securities	134,103	—	134,103	—
Equity investments:
Farmer Mac equity securities	505	505	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,210	—	—	—
Total equity investments	5,840	505	—	1,125
Total	$139,943	$505	$134,103	$1,125

December 31, 2024
Investment securities:
U.S. government agency obligations	$13,753	$—	$13,753	$—
Mortgage-backed securities	68,386	—	68,386	—
Corporate debt securities	41,716	—	41,716	—
Student loan asset-backed securities	18,996	—	18,996	—
Total Investment Securities	142,851	—	142,851	—
Equity investments:
Farmer Mac equity securities	569	569	—	—
Preferred equity	1,362	—	—	1,362
Equity investments measured at NAV(1)	2,771	—	—	—
Total equity investments	4,702	569	—	1,362
Total	$147,553	$569	$142,851	$1,362
(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to                         permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
During the three months ended June 30, 2024, senior debt of a community development financial institution, classified as available-for-sale securities was exchanged for preferred equity of the financial institution’s operating subsidiary. At December 31, 2025, the Company owned $1,125 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value. At December 31, 2024, the Company owned $1,362 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the twelve months ended December 31, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the year ended December 31, 2025.

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

Assets Measured on a Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of December 31, 2025 and December 31, 2024:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Foreclosed and repossessed assets, net	$857	$—	$—	$857
Collateral dependent loans	10,360	—	—	10,360
Total	$11,217	$—	$—	$11,217
December 31, 2024
Foreclosed and repossessed assets, net	$915	$—	$—	$915
Collateral dependent loans	3,107	—	—	3,107
Total	$4,022	$—	$—	$4,022
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
The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at December 31, 2025 and December 31, 2024.

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
December 31, 2025
Foreclosed and repossessed assets, net	$857	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allocated allowances	$10,360	Appraisal value / Internal collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2024
Foreclosed and repossessed assets, net	$915	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans with allocated allowances	$3,107	Appraisal value / Internal collateral valuations	Estimated costs to sell	10% - 15%
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

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		December 31, 2025		December 31, 2024
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$118,853	$118,853	$50,172	$50,172
Securities available-for-sale "AFS"	(Level II)	134,103	134,103	142,851	142,851
Securities held-to-maturity "HTM"	(Level II)	80,210	64,117	85,504	65,622
Farmer Mac equity securities	(Level I)	505	505	569	569
Preferred equity	(Level III)	1,125	1,125	1,362	1,362
Equity investments valued at NAV (1)	N/A	4,210	N/A	2,771	N/A
Other investments	(Level II)	12,506	12,506	12,500	12,500
Loans receivable, net	(Level III)	1,317,924	1,297,841	1,348,432	1,315,657
Loans held for sale - Residential mortgage	(Level I)	2,338	2,338	441	441
Loans held for sale - SBA / FSA	(Level II)	2,616	2,616	888	888
Mortgage servicing rights	(Level III)	3,494	4,652	3,663	5,227
Accrued interest receivable	(Level I)	6,126	6,126	5,653	5,653
Financial liabilities:
Deposits (excluding demand deposits)	(Level III)	$891,747	$891,663	$879,742	$879,086
FHLB advances	(Level II)	—	—	5,000	4,979
Other borrowings	(Level II)	51,804	49,988	61,606	58,625
Accrued interest payable	(Level I)	3,680	3,680	5,842	5,842
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

NOTE 16 - EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share is as follows:

	Year ended	Year ended
(Share count in thousands)	December 31, 2025	December 31, 2024
Basic
Net income attributable to common shareholders	$14,420	$13,751
Weighted average common shares outstanding	9,899	10,257
Basic earnings per share	$1.46	$1.34
Diluted
Net income attributable to common shareholders	$14,420	$13,751
Weighted average common shares outstanding	9,899	10,257
Add: Dilutive stock options outstanding	8	6
Average shares and dilutive potential common shares	9,907	10,263
Diluted earnings per share	$1.46	$1.34
Additional common stock option shares that have not been included due to their antidilutive effect	—	20
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the annual average closing price of the Company’s common stock. At December 31, 2025 and December 31, 2024, there were 0 and 20 exercisable stock options, respectively, with a potentially dilutive effect. However their strike prices were higher than the annual average closing prices of the Company’s common stock and thus, excluded from diluted shares outstanding.

NOTE 17 – OTHER COMPREHENSIVE INCOME
The following table shows the tax effects allocated to each component of other comprehensive income:

	For the year ended, December 31,			For the year ended, December 31,
	2025			2024
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$5,238	$(1,285)	$3,953	$1,080	$(302)	$778
Reclassification for net loss on exchanged security, included in net income, net of tax	—	—	$—	168	(38)	130
Other comprehensive income	$5,238	$(1,285)	$3,953	$1,248	$(340)	$908
The changes in the accumulated balances for each component of other comprehensive income, net of tax for the years ended December 31, 2025 and December 31, 2024, were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2023	$(24,001)	$(17,328)
Current year-to-date other comprehensive income	1,248	908
Ending balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	5,238	3,953
Ending balance, December 31, 2025	$(17,515)	$(12,467)

There were no reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2025.

Reclassifications out of accumulated other comprehensive income (loss) for the twelve months ended December 31, 2024 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	Affected Line Item on the Statement of Operations
Unrealized gains and losses
Debt security exchanged for equity security	$(168)		Net (losses) gains on investment securities
Tax effect	38		Provision for income taxes
Total reclassifications for the period	$(130)		Net loss attributable to common shareholders
(1)    Amounts in parentheses indicate decreases to profit/loss.

NOTE 18 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
The following condensed balance sheets as of December 31, 2025 and 2024, and condensed statements of operations and cash flows for the years ended December 31, 2025 and 2024, for Citizens Community Bancorp, Inc. should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Condensed Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$24,895	$17,786
Equity investments	2,233	1,851
Other assets	319	383
Investment in subsidiary	212,958	221,589
Total assets	$240,405	$241,609
Liabilities and Stockholders' Equity
Other borrowings	$51,804	$61,606
Other liabilities	662	919
Total liabilities	52,466	62,525
Total stockholders’ equity	187,939	179,084
Total liabilities and stockholders’ equity	$240,405	$241,609
Statements of Operations

	Year ended December 31,	Year ended December 31,
	2025	2024
Interest income	$—	$—
Interest expense	3,332	3,875
Net interest expense	(3,332)	(3,875)
Dividend income from bank subsidiary	30,500	18,750
Non-interest gain (loss)	129	(15)
Non-interest expense	(1,037)	(898)
Net income before benefit for income taxes and equity in undistributed income of subsidiaries	26,260	13,962
Benefit for income taxes	890	1,006
Net earnings before equity in undistributed income of subsidiaries	27,150	14,968
Equity in undistributed income of subsidiaries	(12,730)	(1,217)
Net income	$14,420	$13,751

Statements of Cash Flows

	Year ended December 31,	Year ended December 31,
	2025	2024
Change in cash and cash equivalents:
Cash flows from operating activities:
Net income	$14,420	$13,751
Depreciation expense	—	—
Net valuation gain (loss) on equity securities	(129)	15
Adjustments to reconcile net income to net cash provided by operating activities - Equity in undistributed income of subsidiary	(17,770)	(17,533)
Net change in:
Other assets	64	19
Other liabilities	(257)	183
Net cash used in operating activities	(3,672)	(3,565)
Cash flows from investing activities:
Purchase of equity investments	(450)	(450)
Equity investment capital distribution	197	275
Dividend from bank subsidiary	30,500	18,750
Net cash provided by investing activities	30,247	18,575
Cash flows from financing activities:
Proceeds from other borrowings, net of origination costs	5,000	—
Amortization of debt issuance costs	198	224
Other borrowings principal reductions	—	(6,083)
Other borrowings called and repaid	(15,000)	—
Repurchase shares of common stock	(6,055)	(6,097)
Surrender of restricted shares of common stock	(190)	(119)
Common stock options exercised	179	22
Cash dividends paid	(3,598)	(3,346)
Net cash used in financing activities	(19,466)	(15,399)
Net increase (decrease) in cash and cash equivalents	7,109	(389)
Cash and cash equivalents at beginning of year	17,786	18,175
Cash and cash equivalents at end of year	$24,895	$17,786

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

	Year ended December 31,	Year ended December 31,
	2025	2024

Interest and dividend income	$87,630	$89,615

Reconciliation of revenue
Other Revenue	11,143	10,107
Total consolidated revenues	98,773	99,722

Less:
Interest expense	36,446	43,141
Segment net interest income and non-interest income	62,327	56,581

Less:
Provision (provision reversal) for credit losses	1,950	(3,175)
Compensation and related benefits (expense)	23,875	22,741
Other expenses	19,061	19,565
Provision for income taxes (expense)	3,021	3,699
Segment net income/consolidated net income	$14,420	$13,751

Other segment disclosures:
Interest income	$87,630	$89,615
Interest expense	$36,446	$43,141
Depreciation	$2,029	$2,174
Amortization	$584	$715
Other significant noncash items:
Provision (provision reversal) for credit losses	$1,950	$(3,175)

Reconciliation of assets:
Total assets for reportable segments	$1,781,755	$1,748,519
Other assets	—	—
Total consolidated assets	$1,781,755	$1,748,519
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of December 31, 2025, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at reaching a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Citizens Community Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Crowe LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified report on our internal control over financial reporting as of December 31, 2025.

/s/ Stephen M. Bianchi
President and Chief Executive Officer,
Chairman of the Board

/s/ James S. Broucek
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary

March 5, 2026

The report of our independent registered public accounting firm on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nominations”, “Directors’ Meetings and Committees – Audit Committee”, and “Corporate Governance Matters – Code of Business Conduct and Ethics and Corporate Governance Guidelines” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2026.
The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of the following three outside independent directors: Timothy Olson (Chairman), Kristina Bourget and Kathleen Skarvan.
ITEM 11. EXECUTIVE COMPENSATION
The information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors’ Meetings and Committees – Compensation Committee”, “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item is incorporated herein by reference to the discussion under the headings “Transactions with Related Persons” and “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following financial statements of the Company are included in Item 8 of this Form 10-K annual report:
Report of Independent Registered Public Accounting Firm (Crowe LLP)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
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

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's annual report on Form 10-K filed on March 10, 2020 (File No. 001-33003)).
4.2	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
4.4	Form of Global Subordinated Note (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K filed on March 14, 2022 (File No. 001-33003)).
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

10.17	Business Note, dated October 30, 2025, issued by Citizens Community Bancorp, Inc. to Chippewa Valley Bank, filed herewith.
16.1
Letter, dated November 20, 2023, from Eide Bailly LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on November 20, 2023 (File No. 001-33003)).

19.1	Director and Officer Insider Trading Policy, adopted October 24, 2024, (incorporated by reference to Exhibit 19.1 to the Company's Form 10-K filed on March 13, 2025 (File No. 001-33003)).
19.2	Colleague Insider Trading Policy, adopted, adopted October 24, 2024, (incorporated by reference to Exhibit 19.2 to the Company's Form 10-K filed on March 13, 2025 (File No. 001-33003)).
21	Subsidiaries of the Company as of December 31, 2024 (incorporated by reference to Exhibit 21 to the Company's Form 10-K filed on March 13, 2025 (File No. 001-33003)).
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP) (filed herewith).
31.1	Rule 13a-15(e) Certification of the Company’s Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) Certification of the Company’s Chief Financial Officer (filed herewith).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

97	Clawback Policy, adopted October 10, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on August 6, 2024 (file No. 001-33003)).
101	The following materials from Citizens Community Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

+	A management contract or compensatory plan or arrangement
*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
    Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: March 5, 2026	By:	/s/ James S. Broucek
James S. Broucek
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2026	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 5, 2026	By:	/s/ Michael L. Swenson
Michael L. Swenson Lead Director

Date: March 5, 2026	By:	/s/ Kristina M. Bourget
Kristina M. Bourget Director

Date: March 5, 2026	By:	/s/ Michael Conner
Michael Conner Director

Date: March 5, 2026	By:	/s/ Francis E. Felber
Francis E. Felber Director

Date: March 5, 2026	By:	/s/ James D. Moll
James D. Moll Director

Date: March 5, 2026	By:	/s/ Timothy L. Olson
Timothy L. Olson Director

Date: March 5, 2026	By:	/s/ Kathleen S. Skarvan
Kathleen S. Skarvan Director

Date: March 5, 2026	By:	/s/ James S. Broucek
James S. Broucek Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)