Form 10-Q
period 2026-03-31
Citizens Community Bancorp Inc.
filed 2026-05-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 6, 2026 there were 9,644,112 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
March 31, 2026

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
March 31, 2026 (unaudited) and December 31, 2025
(derived from audited financial statements)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$149,202	$118,853
Available for sale ("AFS") securities, at fair value (amortized cost of $148,067, net of allowance for credit losses of $0 at March 31, 2026 and amortized cost of $151,618, net of allowance for credit losses of $0 at December 31, 2025)	130,876	134,103
Held to maturity ("HTM") securities, at amortized cost (fair value of $63,020, net of allowance for credit losses of $0 at March 31, 2026 and fair value of $64,117, net of allowance for credit losses of $0 at December 31, 2025)	79,014	80,210
Equity investments	5,978	5,840
Other investments	12,498	12,506
Loans receivable	1,358,252	1,340,325
Allowance for credit losses	(22,966)	(22,401)
Loans receivable, net	1,335,286	1,317,924
Loans held for sale	654	4,954
Mortgage servicing rights, net	3,484	3,494
Office properties and equipment, net	16,453	16,357
Accrued interest receivable	5,827	6,126
Intangible assets	282	395
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	857	857
Bank owned life insurance ("BOLI")	27,128	26,908
Other assets	23,937	21,730
TOTAL ASSETS	$1,822,974	$1,781,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,565,622	$1,524,099
Federal Home Loan Bank (“FHLB”) advances	—	—
Other borrowings	51,844	51,804
Other liabilities	14,634	17,913
Total liabilities	1,632,100	1,593,816

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,628,612 and 9,617,245 shares issued and outstanding, respectively	96	96
Additional paid-in capital	110,277	110,315
Retained earnings	92,739	89,995
Accumulated other comprehensive loss	(12,238)	(12,467)
Total stockholders’ equity	190,874	187,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,822,974	$1,781,755
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2026 and 2025
(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest and dividend income:
Interest and fees on loans	$18,769	$18,602
Interest on cash and investments	2,747	2,501
Total interest and dividend income	21,516	21,103
Interest expense:
Interest on deposits	7,791	8,597
Interest on FHLB and FRB borrowed funds	—	11
Interest on other borrowed funds	715	901
Total interest expense	8,506	9,509
Net interest income before provision for credit losses	13,010	11,594
Provision (provision reversal) for credit losses	750	(250)
Net interest income after provision for credit losses	12,260	11,844
Non-interest income:
Service charges on deposit accounts	460	423
Interchange income	501	518
Loan servicing income	661	559
Gain on sale of loans	1,021	720
Loan fees and service charges	138	120
Net (losses) gains on equity securities	(59)	10
Other	377	243
Total non-interest income	3,099	2,593
Non-interest expense:
Compensation and related benefits	6,066	5,597
Occupancy	1,278	1,287
Data processing	1,417	1,719
Amortization of intangible assets	113	179
Mortgage servicing rights expense, net	161	140
Advertising, marketing and public relations	226	167
FDIC premium assessment	231	198
Professional services	605	508
Losses on repossessed assets, net	—	4
Other	630	664
Total non-interest expense	10,727	10,463
Income before provision for income taxes	4,632	3,974
Provision for income taxes	877	777
Net income attributable to common stockholders	$3,755	$3,197
Per share information:
Basic earnings	$0.39	$0.32
Diluted earnings	$0.39	$0.32
Cash dividends paid	$0.105	$0.36
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2026 and 2025
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to common stockholders	$3,755	$3,197
Other comprehensive income, net of tax:
Securities available-for-sale
Net unrealized gains arising during period, net of tax	229	1,455
Other comprehensive income, net of tax	229	1,455
Comprehensive income	$3,984	$4,652
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2026
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
Net income	—	—	—	3,755	—	3,755
Other comprehensive income, net of tax	—	—	—	—	229	229
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(4,813)	—	(89)	—	—	(89)
Restricted common stock issued upon achievement of the 2023 performance criteria	11,180	—	—	—	—	—
Common stock options exercised	5,000	—	47	—	—	47
Stock based compensation expense	—	—	4	—	—	4
Quarterly cash dividends ($0.105 per share)	—	—	—	(1,011)	—	(1,011)
Balance at March 31, 2026	9,628,612	$96	$110,277	$92,739	$(12,238)	$190,874
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2025
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	3,197	—	3,197
Other comprehensive loss, net of tax	—	—	—	—	1,455	1,455
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(11,481)	—	(183)	—	—	(183)
Restricted stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Stock based compensation expense	—	—	68	—	—	68
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance at March 31, 2025	9,989,536	100	114,477	80,439	(14,965)	180,051
Net income	—	—	—	3,270	—	3,270
Other comprehensive income, net of tax	—	—	—	—	81	81
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(539)	—	(7)	—	—	(7)
Common stock options exercised	3,000	—	33	—	—	33
Stock based compensation expense	—	—	34	—	—	34
Balance at June 30, 2025	9,991,997	100	114,537	83,709	(14,884)	183,462
Net income	—	—	—	3,682	—	3,682
Other comprehensive income, net of tax	—	—	—	—	1,657	1,657
Common stock repurchased	(135,252)	(1)	(1,540)	(478)	—	(2,019)
Stock based compensation expense	—	—	33	—	—	33
Balance, September 30, 2025	9,856,745	99	113,030	86,913	(13,227)	186,815
Net income	—	—	—	4,271	—	4,271
Other comprehensive loss, net of tax	—	—	—	—	760	760
Common stock options exercised	10,500	—	118	—	—	118
Common stock repurchased	(250,000)	(3)	(2,844)	(1,189)	—	(4,036)
Stock based compensation expense	—	—	11	—	—	11
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2026 and 2025
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income attributable to common stockholders	$3,755	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(27)	(10)
Depreciation expense	474	526
Provision (provision reversal) for credit losses	750	(250)
Net losses (gains) on equity securities	59	(10)
Increase in mortgage servicing rights resulting from transfers of financial assets	(151)	(60)
Mortgage servicing rights amortization	161	140
Amortization of intangible assets	113	179
Stock based compensation expense	4	68
Decrease (increase) in deferred income taxes	118	(18)
Increase in cash surrender value of life insurance	(220)	(194)
Net loss from disposals of foreclosed and repossessed assets	—	19
Provision for valuation allowance on foreclosed properties	—	(15)
Gain on sale of loans held for sale, net	(1,021)	(720)
Proceeds from sale of loans held for sale	24,323	14,643
Originations of loans held for sale	(19,002)	(15,890)
Amortization of debt issuance costs	40	58
Net change in:
Accrued interest receivable and other assets	(2,121)	37
Other liabilities	(3,279)	(87)
Total adjustments	221	(1,584)
Net cash from operating activities	3,976	1,613
Cash flows from investing activities:
Purchase of available for sale securities	(750)	—
Proceeds from principal payments and maturities of available for sale securities	3,450	5,114
Proceeds from calls of available for sale securities	880	—
Proceeds from principal payments and maturities of held to maturity securities	1,194	1,199
Equity investment capital distribution	77	—
Purchase of equity investments	(274)	(750)
Net sales of other investments	8	4
Proceeds from sales of foreclosed and repossessed assets	—	35
Net (increase) decrease in loans	(18,112)	16,159
Net capital expenditures	(570)	(100)
Net cash from investing activities	(14,097)	21,661

Cash flows from financing activities:
Federal Home Loan Bank advance long-term maturities	—	(5,000)
Net increase in deposits	41,523	35,506
Surrender of restricted shares of common stock	(89)	(183)
Common stock options exercised	47	28
Cash dividends paid	(1,011)	(3,598)
Net cash from financing activities	40,470	26,753
Net increase in cash and cash equivalents	30,349	50,027
Cash and cash equivalents at beginning of period	118,853	50,172
Cash and cash equivalents at end of period	$149,202	$100,199

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$8,635	$8,245
Interest on borrowings	$306	$737
Income taxes	$—	$—
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$—

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of March 31, 2026, through the date on which the consolidated financial statements were available to be issued on May 6, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026; the matters described in Forward-Looking Statements in Part 1, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Allowance for Credit Losses – Available-for-sale Securities - The Company measures the allowance for credit losses on available for sale debt securities by evaluating securities in an unrealized loss position using a two-step process. First, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If it is determined that the Company intends or will be required to sell the security, it is written down to its fair value as net gains or losses on investment securities in our consolidated statement of operations. For agency mortgage-backed and asset-backed securities that do not meet the criteria in step one, there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other debt securities that do not meet the criteria in step one, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses on available for sale investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Allowance for Credit Losses – Held-to-maturity Securities -The Company measures expected credit losses on held to maturity debt securities on a collective basis by major security type. For agency mortgage-backed securities there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other securities, the estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company has elected to not measure an ACL on accrued interest on available-for-sale and held-to-maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $762 and $924 at March 31, 2026 and December 31, 2025, respectively. The Company has no available-for-sale securities or held-to-maturity securities which it deems to have a credit loss at March 31, 2026 and December 31, 2025.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,498 at March 31, 2026, consisted of $3,708 of FHLB stock, $5,726 of Federal Reserve Bank stock and $3,064 of Bankers’ Bank stock. Other investments totaling $12,506 at December 31, 2025, consisted of $3,717 of FHLB stock and $5,726 of Federal Reserve Bank stock and $3,063 of Bankers’ Bank stock.
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
The determination of the ACL requires significant judgment to estimate credit losses. The ACL on loans is measured collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that the loan does not share similar risk characteristics with other loans. The ACL on loans collectively evaluated is measured using the loss rate model. The Company categorizes its loan portfolio into four segments based on similar risk characteristics. Loans within each segment are pooled based on individual loan characteristics. Aggregated risk drivers are then calculated at a pool level. Risk drivers are identified attributes that have proven to be predictive of loan loss rates and vary based on loan segment and type. A loss rate is calculated and applied to the pool utilizing a model that combines the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. For commercial/agricultural real estate loans, the loss rate is then combined with the loan’s balance and contractual maturity, adjusted for expected prepayments, to determine expected future losses. Future and supportable economic forecasts are based on national economic conditions and their reversion to the mean is implicit in the model and generally occurs over a period of two years. For commercial and industrial/agricultural operating, residential, and consumer loans, the loss rate is then combined with the loan’s balance and contractual maturity, to determine expected future losses.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,523 and $4,841 at March 31, 2026 and December 31, 2025, respectively.
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
Goodwill and other intangible assets—The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of March 31, 2026, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2025, and no circumstances arose after October 31, 2025, that indicated impairment existed at December 31, 2025, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2025, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
As of March 31, 2026 and December 31, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $7,447 and $7,707, respectively. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of March 31, 2026, there were no known instances of noncompliance associated with either investment.
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
Federal Home Loan Bank (“FHLB”) advances - For cash flow purposes short-term FHLB advances are disclosed net with original maturities of three months or less.
Debt and equity issuance costs—Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheets. Debt issuance costs that originated in 2022 and thereafter, are amortized through the first Company call option date of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Senior note debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid in capital, on the consolidated balance sheets, in the period of the share issuance.
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
The Company’s effective tax rates were 18.9% and 19.6% for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
At March 31, 2026 and December 31, 2025, the Company had $5,414 and $5,456, respectively, of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of March 31, 2026.
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
Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation and had no effect on prior period net income or shareholders’ equity.
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
None.
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
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326); Purchased Loans—This ASU, issued in November 2025, is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The update requires purchased seasoned loans to be accounted for using the gross-up approach, enhancing comparability and consistency in the accounting of acquired financial assets. The gross-up approach requires recognition of an allowance for credit losses for the estimated credit losses at the acquisition date, with an offsetting “gross up” to the purchase price of the acquired financial asset. The Company is currently evaluating the potential impact of this update.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2026 and December 31, 2025, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. government agency obligations	$9,790	$19	$38	$9,771
Mortgage-backed securities	80,866	—	15,709	65,157
Corporate debt securities	41,790	158	1,456	40,492
Student loan asset-backed securities	15,621	3	168	15,456
Total available-for-sale securities	$148,067	$180	$17,371	$130,876

December 31, 2025
U.S. government agency obligations	$10,811	$15	$53	$10,773
Mortgage-backed securities	82,264	—	15,580	66,684
Corporate debt securities	42,394	152	1,864	40,682
Student loan asset-backed securities	16,149	10	195	15,964
Total available-for-sale securities	$151,618	$177	$17,692	$134,103
The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of March 31, 2026 and December 31, 2025, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
March 31, 2026
Obligations of states and political subdivisions	$300	$—	$10	$290
Mortgage-backed securities	78,714	5	15,989	62,730
Total held-to-maturity securities	$79,014	$5	$15,999	$63,020

December 31, 2025
Obligations of states and political subdivisions	$400	$—	$12	$388
Mortgage-backed securities	79,810	6	16,087	63,729
Total held-to-maturity securities	$80,210	$6	$16,099	$64,117
At March 31, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $31,633 as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $76 and mortgage-backed securities with a carrying value of $1,533 as collateral against specific municipal deposits. As of March 31, 2026, the Bank also has mortgage-backed securities with a carrying value of $386 pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2025, the Bank had pledged certain of its mortgage-backed securities with a carrying value of $32,056 as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2025, the Bank had pledged certain of its U.S. Government Agency securities with a carrying value of $213 and mortgage-backed securities with a carrying value of $1,790 as collateral against specific municipal deposits. As of December 31, 2025, the Bank also had mortgage-backed securities with a carrying value of $401, pledged as collateral to the Federal Home Loan Bank of Des Moines.
For the three month periods ended March 31, 2026 and March 31, 2025, there were no sales of available for sale securities.

The estimated fair value of securities at March 31, 2026 and December 31, 2025, by contractual maturity, is shown below.

	March 31, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,858	$3,867	$2,013	$2,006
Due after one year through five years	7,186	7,187	8,533	8,574
Due after five years through ten years	36,564	35,226	38,403	36,617
Due after ten years	19,593	19,439	20,405	20,222
Total securities with contractual maturities	67,201	65,719	69,354	67,419
Mortgage-backed securities	80,866	65,157	82,264	66,684
Total available for sale securities	$148,067	$130,876	$151,618	$134,103

	March 31, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$150	$147	$100	$100
Due after one year through five years	150	143	300	288
Total securities with contractual maturities	300	290	400	388
Mortgage-backed securities	78,714	62,730	79,810	63,729
Total held to maturity securities	$79,014	$63,020	$80,210	$64,117

Securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
U.S. government agency obligations	$356	$2	$5,550	$36	$5,906	$38
Mortgage-backed securities	2,680	29	62,477	15,680	65,157	15,709
Corporate debt securities	1,485	15	24,759	1,441	26,244	1,456
Student loan asset-backed securities	3,932	20	10,681	148	14,613	168
Total	$8,453	$66	$103,467	$17,305	$111,920	$17,371
December 31, 2025
U.S. government agency obligations	$1,275	$4	$5,997	$49	$7,272	$53
Mortgage-backed securities	—	—	66,684	15,580	66,684	15,580
Corporate debt securities	2,075	48	25,134	1,816	27,209	1,864
Student loan asset-backed securities	4,308	13	10,783	182	15,091	195
Total	$7,658	$65	$108,598	$17,627	$116,256	$17,692

At March 31, 2026, no ACL was established for available-for-sale or held-to-maturity securities. Substantially all the held to maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At March 31, 2026, there were no past due held to maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2026, and December 31, 2025, follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$696,205	51.3%	$681,646	50.9%
Agricultural real estate	69,614	5.1%	69,042	5.1%
Multi-family real estate	241,035	17.8%	245,491	18.3%
Construction and land development	82,838	6.1%	75,399	5.6%
C&I/Agricultural operating:
Commercial and industrial	114,198	8.4%	105,756	7.9%
Agricultural operating	29,027	2.1%	33,364	2.5%
Residential mortgage:
Residential mortgage	117,249	8.6%	121,666	9.1%
Purchased HELOC loans	1,550	0.1%	1,739	0.1%
Consumer installment:
Originated indirect paper	1,903	0.1%	2,225	0.2%
Other consumer	4,633	0.4%	3,997	0.3%
Total loans receivable	$1,358,252	100%	$1,340,325	100%
Less: Allowance for credit losses	(22,966)		(22,401)
Net loans receivable	$1,335,286		$1,317,924

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
As of March 31, 2026, and December 31, 2025, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of March 31, 2026, and gross charge-offs for the three months ended March 31, 2026:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$30,507	$76,446	$47,361	$65,022	$90,059	$349,668	$12,172	$—	$671,235
Risk rating 6	—	—	775	1,354	6,793	8,001	24	—	16,947
Risk rating 7	—	—	160	1,784	736	5,343	—	—	8,023
Total	$30,507	$76,446	$48,296	$68,160	$97,588	$363,012	$12,196	$—	$696,205
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$17	$—	$17
Agricultural real estate
Risk rating 1 to 5	$6,302	$18,183	$2,298	$4,311	$15,873	$20,732	$543	$—	$68,242
Risk rating 6	—	776	—	—	—	136	—	—	912
Risk rating 7	—	—	—	189	—	271	—	—	460
Total	$6,302	$18,959	$2,298	$4,500	$15,873	$21,139	$543	$—	$69,614
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$395	$25,667	$6,636	$20,215	$54,307	$124,398	$447	$—	$232,065
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	8,970	—	—	8,970
Total	$395	$25,667	$6,636	$20,215	$54,307	$133,368	$447	$—	$241,035
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$2,634	$49,284	$8,366	$10,787	$8,071	$1,318	$176	$—	$80,636
Risk rating 6	—	—	—	2,145	—	—	57	—	2,202
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$2,634	$49,284	$8,366	$12,932	$8,071	$1,318	$233	$—	$82,838
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$16,314	$13,217	$14,089	$5,388	$19,009	$14,627	$23,453	$—	$106,097
Risk rating 6	399	212	209	1,240	2,932	265	350	—	5,607
Risk rating 7	—	—	853	315	511	331	484	—	2,494
Total	$16,713	$13,429	$15,151	$6,943	$22,452	$15,223	$24,287	$—	$114,198
Current period gross charge-offs	$—	$—	$—	$—	$183	$—	$—	$—	$183
Agricultural operating
Risk rating 1 to 5	$2,393	$4,047	$974	$2,278	$2,098	$1,141	$15,896	$—	$28,827
Risk rating 6	—	—	—	—	—	—	200	—	200
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$2,393	$4,047	$974	$2,278	$2,098	$1,141	$16,096	$—	$29,027
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$435	$9,252	$7,051	$22,921	$27,270	$31,707	$16,424	$—	$115,060
Risk rating 7	—	—	—	—	—	2,089	100	—	2,189
Total	$435	$9,252	$7,051	$22,921	$27,270	$33,796	$16,524	$—	$117,249
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,433	$—	$1,433
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,550	$—	$1,550
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$1,877	$—	$—	$1,877
Risk rating 7	—	—	—	—	—	26	—	—	26
Total	$—	$—	$—	$—	$—	$1,903	$—	$—	$1,903
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Risk rating 1 to 5	$1,304	$1,176	$688	$552	$252	$236	$424	$—	$4,632
Risk rating 7	—	—	1	—	—	—	—	—	1
Total	$1,304	$1,176	$689	$552	$252	$236	$424	$—	$4,633
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$1
Total loans receivable	$60,683	$198,260	$89,461	$138,501	$227,911	$571,136	$72,300	$—	$1,358,252
Total current period gross charge-offs	$—	$—	$—	$—	$183	$—	$18	$—	$201

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of December 31, 2025, and gross charge-offs for the twelve months ended December 31, 2025:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$74,334	$48,318	$70,001	$92,337	$180,767	$176,626	$10,920	$—	$653,303
Risk rating 6	—	775	1,513	6,836	7,053	3,459	24	—	19,660
Risk rating 7	—	164	1,516	1,059	1,952	3,992	—	—	8,683
Total	$74,334	$49,257	$73,030	$100,232	$189,772	$184,077	$10,944	$—	$681,646
Current period gross charge-offs	$—	$—	$—	$51	$—	$—	$—	$—	$51
Agricultural real estate
Risk rating 1 to 5	$18,677	$2,403	$6,052	$16,064	$9,234	$14,711	$518	$—	$67,659
Risk rating 6	780	—	—	—	—	139	—	—	919
Risk rating 7	—	—	192	—	—	272	—	—	464
Total	$19,457	$2,403	$6,244	$16,064	$9,234	$15,122	$518	$—	$69,042
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$25,772	$6,688	$20,719	$55,742	$85,892	$41,297	$411	$—	$236,521
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	8,970	—	—	—	8,970
Total	$25,772	$6,688	$20,719	$55,742	$94,862	$41,297	$411	$—	$245,491
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$44,202	$7,722	$12,952	$8,949	$255	$1,084	$178	$—	$75,342
Risk rating 6	—	—	—	—	—	—	57	—	57
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$44,202	$7,722	$12,952	$8,949	$255	$1,084	$235	$—	$75,399
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$14,210	$15,418	$7,815	$18,357	$7,781	$8,097	$24,870	$—	$96,548
Risk rating 6	219	223	1,458	3,268	487	122	899	—	6,676
Risk rating 7	—	612	274	734	360	—	552	—	2,532
Total	$14,429	$16,253	$9,547	$22,359	$8,628	$8,219	$26,321	$—	$105,756
Current period gross charge-offs	$—	$—	$36	$23	$—	$—	$35	$—	$94
Agricultural operating
Risk rating 1 to 5	$4,880	$1,056	$2,355	$2,155	$279	$898	$21,602	$—	$33,225
Risk rating 6	—	—	—	—	—	—	139	—	139
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$4,880	$1,056	$2,355	$2,155	$279	$898	$21,741	$—	$33,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$11,089	$7,971	$23,556	$27,863	$6,666	$26,112	$16,334	$—	119,591
Risk rating 7	—	—	—	—	133	1,842	100	—	2,075
Total	$11,089	$7,971	$23,556	$27,863	$6,799	$27,954	$16,434	$—	$121,666
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,622	$—	$1,622
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,739	$—	$1,739
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$2,197	$—	$—	$2,197
Risk rating 7	—	—	—	—	—	28	—	—	28
Total	$—	$—	$—	$—	$—	$2,225	$—	$—	$2,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other consumer
Risk rating 1 to 5	$1,347	$784	$658	$395	$174	$109	$528	$—	$3,995
Risk rating 7	—	1	—	—	—	—	1	—	2
Total	$1,347	$785	$658	$395	$174	$109	$529	$—	$3,997
Current period gross charge-offs	$—	$5	$10	$—	$—	$1	$4	$—	$20
Total loans receivable	$195,510	$92,135	$149,061	$233,759	$310,003	$280,985	$78,872	$—	$1,340,325
Total current period gross charge-offs	$—	$5	$46	$74	$—	$3	$39	$—	$167

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three months ended March 31, 2026:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(17)	(183)	—	(1)	(201)
Recoveries	—	—	5	3	8
Additions/reversals to ACL - Loans via provision for credit losses charged to operations	614	451	(296)	(11)	758
ACL - Loans, at end of period	$18,251	$2,626	$1,939	$150	$22,966

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three months ended March 31, 2025 and the twelve months ended December 31, 2025:

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $482 at March 31, 2026, and $490 at December 31, 2025, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three months ended March 31, 2026 and March 31, 2025.

	March 31, 2026 and Three Months Ended	March 31, 2025 and Three Months Ended
ACL - Unfunded Commitments - beginning of period	$490	$334
(Reversals) additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(8)	101
ACL - Unfunded Commitments - End of period	$482	$435

Provision for credit losses - The provision for credit losses is determined by the Company as the amount to be added (reversed) to the ACL loss accounts for various types of financial instruments (including loans and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

	March 31, 2026 and Three Months Ended	March 31, 2025 and Three Months Ended
Provision for credit losses on:
Loans	$758	$(351)
Unfunded Commitments	(8)	101
Total provision for credit losses	$750	$(250)

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of March 31, 2026, and December 31, 2025, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
March 31, 2026
Commercial/Agricultural real estate:
Commercial real estate	$—	$—	$665	$665	$695,540	$696,205
Agricultural real estate	931	—	—	931	68,683	69,614
Multi-family real estate	—	—	8,970	8,970	232,065	241,035
Construction and land development	57	—	—	57	82,781	82,838
C&I/Agricultural operating:
Commercial and industrial	978	—	742	1,720	112,478	114,198
Agricultural operating	—	—	—	—	29,027	29,027
Residential mortgage:
Residential mortgage	1,769	30	67	1,866	115,383	117,249
Purchased HELOC loans	—	—	—	—	1,550	1,550
Consumer installment:
Originated indirect paper	—	—	—	—	1,903	1,903
Other consumer	58	—	—	58	4,575	4,633
Total	$3,793	$30	$10,444	$14,267	$1,343,985	$1,358,252

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2025
Commercial/Agricultural real estate:
Commercial real estate	$471	$572	$467	$1,510	$680,136	$681,646
Agricultural real estate	192	—	—	192	68,850	69,042
Multi-family real estate	—	—	8,970	8,970	236,521	245,491
Construction and land development	57	—	—	57	75,342	75,399
C&I/Agricultural operating:
Commercial and industrial	665	—	1,143	1,808	103,948	105,756
Agricultural operating	—	—	—	—	33,364	33,364
Residential mortgage:
Residential mortgage	1,419	132	44	1,595	120,071	121,666
Purchased HELOC loans	117	—	—	117	1,622	1,739
Consumer installment:
Originated indirect paper	—	—	—	—	2,225	2,225
Other consumer	29	2	1	32	3,965	3,997
Total	$2,950	$706	$10,625	$14,281	$1,326,044	$1,340,325

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status, of nonaccrual loans individually evaluated and of loans past due over 89 days and still accruing at March 31, 2026 and December 31, 2025, with no allowance for credit losses:

March 31, 2026	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$5,899	$3,963	$—
Agricultural real estate	461	271	—
Multi-family real estate	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,517	638	—
Residential mortgage:
Residential mortgage	339	339	39
Purchased HELOC loans	117	117	—
Consumer installment:
Other consumer	—	—	—
Total	$17,303	$5,328	$39

December 31, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,652	$4,454	$—
Agricultural real estate	464	272	—
Construction and land development	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,282	921	—
Residential mortgage:
Residential mortgage	368	368	—
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	—	—	1
Total	$15,853	$6,132	$1

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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of March 31, 2026, and December 31, 2025.

	Collateral Type
March 31, 2026	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$8,023	$—	$8,023	$5,889	$2,134	$431
Agricultural real estate	460	—	460	271	189	113
Multi-family real estate	8,970	—	8,970	—	8,970	1,949
C&I/Agricultural operating:
Commercial and industrial	—	3,993	3,993	1,863	2,130	668
Agricultural operating	—	—	—	—	—	—
Residential mortgage:
Residential mortgage	2,256	—	2,256	2,256	—	—
Consumer installment:
Originated indirect paper	—	26	26	26	—	—
Other consumer	—	1	1	1	—	—
Total	$19,709	$4,020	$23,729	$10,306	$13,423	$3,161

	Collateral Type
December 31, 2025	Real Estate	Other Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial/Agricultural real estate:
Commercial real estate	$8,808	$—	$8,808	$6,581	$2,227	$422
Agricultural real estate	464	—	464	272	192	99
Construction and land development	8,970	—	8,970	—	8,970	1,471
C&I/Agricultural operating:
Commercial and industrial	—	3,176	3,176	1,784	1,392	429
Agricultural operating	—	—	—	—	—	—
Residential mortgage:
Residential mortgage	2,077	—	2,077	2,077	—	—
Consumer installment:
Originated indirect paper	—	28	28	28	—	—
Other consumer	—	2	2	2	—	—
Total	$20,319	$3,206	$23,525	$10,744	$12,781	$2,421
There were no outstanding commitments to borrowers experiencing financial difficulty as of March 31, 2026. There were no unused lines of credit on loans with borrowers experiencing financial difficulties as of March 31, 2026.

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2026:
.

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Commercial and industrial	$750	0.66%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Agricultural real estate	$189	0.27%

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 6 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Agricultural real estate	Payments were deferred a weighted average of 6 months

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended March 31, 2026:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Commercial and industrial	$798	0.70%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Commercial real estate	$4,264	0.61%
Agricultural real estate	$189	0.27%
Residential mortgage	$120	0.10%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended March 31, 2026:

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 6 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Commercial real estate	Payments were deferred a weighted average of 3 months
Agricultural real estate	Payments were deferred a weighted average of 6 months
Residential mortgage	Payments were deferred a weighted average of 3 months

The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2025:

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivables
Commercial real estate	$322	0.05%
Residential mortgage	$120	0.09%
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
The following table shows the performance of such loans that have been modified during the twelve months ended March 31, 2026.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$4,264	$—	$—	$—
Agricultural real estate	189	—	—	—
Commercial and industrial	—	750	—	48
Agricultural operating	—	—	—	—
Residential mortgage	—	120	—	—
Other consumer	—	—	—	—
Total	$4,453	$870	$—	$48

The following table shows the performance of such loans that have been modified during the twelve months ended March 31, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$1,182	$98	$224	$—
Commercial and industrial	1,496	50	—	—
Agricultural operating	191	—	—	—
Residential mortgage	19	275	—	—
Other consumer	2	—	—	—
Total	$2,890	$423	$224	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of March 31, 2026 and December 31, 2025 were $472,967 and $474,045, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $4,923 and $2,841 at March 31, 2026 and December 31, 2025, respectively.
Mortgage servicing rights activity for the three month periods ended March 31, 2026 and March 31, 2025, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended
	March 31, 2026	March 31, 2025
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,494	$3,663
Increase in mortgage servicing rights resulting from transfers of financial assets	151	60
Amortization during the period	(161)	(140)
Mortgage servicing rights, end of period	3,484	3,583
Valuation allowance:
Valuation allowance, beginning of period	—	—
Additions	—	—
Recoveries	—	—
Valuation allowance, end of period	—	—
Mortgage servicing rights, net	$3,484	$3,583
Fair value of mortgage servicing rights; end of period	$4,811	$5,090
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $299 and $300 for the three months ended March 31, 2026 and March 31, 2025, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at March 31, 2026 and March 31, 2025, was determined using discount rates ranging from 9.625% to 12.625%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, 1 former bank branch office, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.58 to 2.42 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of March 31, 2026, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	March 31, 2026	March 31, 2025
The components of total lease cost were as follows:
Operating lease cost	$108	$102
Variable lease cost	32	20
Total lease cost	$140	$122

The components of total lease income were as follows:
Operating lease income	$16	$21

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133	$126

	March 31, 2026	December 31, 2025
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$677	$764
Operating lease liabilities (2)	$731	$950

Weighted average remaining lease term in years; operating leases	2.06	2.30
Weighted average discount rate; operating leases	3.41%	3.39%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2026	$341	$26
2027	392	17
2028	176	16
2029	—	11
Thereafter	—	—
Total	909	$70
Less: effects of discounting	(178)
Lease liability recognized	$731
In March 2026, our lease for a former bank branch office was terminated. The $112 gain on termination of this lease was recorded in other non-interest income in the consolidated statements of operations.

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Non-interest bearing demand deposits	$271,396	$264,394
Interest bearing demand deposits	392,684	367,958
Savings accounts	152,487	151,525
Money market accounts	404,991	392,900
Certificate accounts	344,064	347,322
Total deposits	$1,565,622	$1,524,099

At March 31, 2026, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2026, which is the nine months ended:

December 31, 2026	$287,721
December 31, 2027	53,475
December 31, 2028	1,608
December 31, 2029	754
December 31, 2030	306
After December 31, 2030	200
Total	$344,064

Certificate accounts of $250 or more were $54,337 and $57,136 at March 31, 2026 and December 31, 2025, respectively.
Brokered deposits were $5,495 at March 31, 2026 and consisted of no brokered certificate accounts and $5,495 of brokered money market accounts. Brokered deposits were $5,168 at December 31, 2025 and consisted of no brokered certificate accounts and $5,168 of brokered money market accounts.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at March 31, 2026 and December 31, 2025, is as follows:

	March 31, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2026	$0	—%	—%	2025	$0	—%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.00%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.00%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(156)				(196)
Total other borrowings		$51,844				$51,804

Totals		$51,844				$51,804
(1)    The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,039,266 and $1,017,631 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $410,062 compared to $433,654 as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 and $5,000, during the three months ended March 31, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of March 31, 2026 and December 31, 2025.
(4) Senior notes, entered into by the Company consist of the following:
(a) A $12,000 term note, which was originally entered into in June 2019 and subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The LOC balances were $203,250 and $171,000 at March 31, 2026 and December 31, 2025, respectively.
Federal Reserve Borrowings
At March 31, 2026 and December 31, 2025, the Bank had the ability to borrow $23,950 and $24,942 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $31,633 and $32,056 as of March 31, 2026 and December 31, 2025, respectively. There were no Federal Reserve borrowings outstanding as of March 31, 2026, and December 31, 2025.
Federal Funds Purchased Lines of Credit
As of March 31, 2026 and December 31, 2025, the Bank maintained two unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2026, or December 31, 2025.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2026
Total capital (to risk weighted assets)	$217,204	14.4%	$120,623	> =	8.0%	$150,779	> =	10.0%
Tier 1 capital (to risk weighted assets)	198,300	13.2%	90,467	> =	6.0%	120,623	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	198,300	13.2%	67,851	> =	4.5%	98,006	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	198,300	11.3%	70,063	> =	4.0%	87,579	> =	5.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at March 31, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2026
Total capital (to risk weighted assets)	$225,270	14.9%	$120,851	> =	8.0%
Tier 1 capital (to risk weighted assets)	171,331	11.3%	90,639	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	171,331	11.3%	67,979	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	171,331	9.8%	70,176	> =	4.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of March 31, 2026, 343,148 restricted shares had been granted under this plan. This amount includes 11,180 shares of performance based restricted stock granted in 2023 and issued in January 2026 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2023 and ending December 31, 2025. The amount also includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2022 and ending December 31, 2024. As of March 31, 2026, no stock options had been granted under this plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of March 31, 2026, there are no awarded unvested restricted shares, and 30,500 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $4 for the three months ended March 31, 2026, compared to $68 for the three months ended March 31, 2025.

Restricted Common Stock Award

	March 31, 2026		December 31, 2025
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	6,109	$12.36	39,171	$12.48
Granted	—	—	—	—
Issued and vested	(6,109)	12.36	(33,062)	12.50
Forfeited	—	—	—	—
Unvested and outstanding at end of period	—	$—	6,109	$12.36

	March 31, 2026
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	18,321	$12.36
2023 performance shares below target	(7,141)	12.36
Issued and vested	(11,180)	12.36
Unvested at end of period	—	$—

	December 31, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares granted above target	1,154	14.00
Issued and vested	(16,021)	14.00
Unvested at end of period	18,321	$12.36

Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
March 31, 2026
Outstanding at beginning of year	35,500	$11.98
Exercised	(5,000)	9.37
Outstanding at end of period	30,500	$12.41	0.95	$226
Exercisable at end of period	30,500	$12.41	0.95	$226
December 31, 2025
Outstanding at beginning of year	52,000	11.62
Exercised	(16,500)	10.84
Outstanding at end of year	35,500	11.98	1.06	207
Exercisable at end of year	35,500	$11.98	1.06	$207
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Three months ended March 31, 2025	Twelve months ended December 31, 2025
Intrinsic value of options exercised	$44	$84
Cash received from options exercised	$47	$179
Tax benefit realized from options exercised	$—	$—
Other Compensation
On January 22, 2026, the Company’s board of directors approved a phantom stock plan as part of the Company’s long-term incentive plan. The plan allows certain employees to earn future cash awards linked to the company’s future common share price for time and performance based cash awards. The performance based cash awards vest based on a combination of a three-year time period from January 22, 2026 through December 31, 2028, and performance targets based on the Company’s return on equity. For performance based awards, the ultimate cash payout of these awards will be paid within 60 days of December 31, 2028, based on the closing share price of the Company’s common stock as of the performance achievement approval date from the Compensation Committee. The time based cash awards vest ratably over a three-year time period. For time based awards, the ultimate cash payout of these awards will be based on the closing share price of the Company’s common stock on the anniversary of the award date each year. On January 22, 2026, time based awards were based on 14,743 shares and performance based awards were based on 14,748 shares.
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
At the end of each reporting period, the Company estimates its potential liability related to the plan and records any change to this liability as compensation expense in the consolidated statement of operations. At March 31, 2026 and December 31, 2025, the related liability was $477 and $494, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded related expense of $186 and $59, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Investment securities:
U.S. government agency obligations	$9,771	$—	$9,771	$—
Mortgage-backed securities	65,157	—	65,157	—
Corporate debt securities	40,492	—	40,492	—
Student loan asset-backed securities	15,456	—	15,456	—
Total investment securities	130,876	—	130,876	—
Equity Investments:
Farmer Mac equity securities	430	430	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,423	—	—	—
Total equity investments	5,978	430	—	1,125
Total	$136,854	$430	$130,876	$1,125

December 31, 2025
Investment securities:
U.S. government agency obligations	$10,773	$—	$10,773	$—
Mortgage-backed securities	66,684	—	66,684	—
Corporate debt securities	40,682	—	40,682	—
Student loan asset-backed securities	15,964	—	15,964	—
Total investment securities	134,103	—	134,103	—
Equity Investments:
Farmer Mac equity securities	505	505	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,210	—	—	—
Total equity investments	5,840	505	—	1,125
Total	$139,943	$505	$134,103	$1,125

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
At March 31, 2026 and December 31, 2025, the Company owned $1,125 of preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three month periods ended March 31, 2026 and March 31, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three month periods ended March 31, 2026 and March 31, 2025.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Foreclosed and repossessed assets, net	$857	$—	$—	$857
Collateral dependent loans	10,262	—	—	10,262
Total	$11,119	$—	$—	$11,119
December 31, 2025
Foreclosed and repossessed assets, net	$857	$—	$—	$857
Collateral dependent loans	10,360	—	—	10,360
Total	$11,217	$—	$—	$11,217
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
March 31, 2026 and December 31, 2025:

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
March 31, 2026
Foreclosed and repossessed assets, net	$857	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$10,262	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2025
Foreclosed and repossessed assets, net	$857	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$10,360	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
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
The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		March 31, 2026		December 31, 2025
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$149,202	$149,202	$118,853	$118,853
Securities available for sale “AFS”	(Level II)	130,876	130,876	134,103	134,103
Securities held to maturity “HTM”	(Level II)	79,014	63,020	80,210	64,117
Farmer Mac equity securities	(Level I)	430	430	505	505
Preferred equity	(Level III)	1,125	1,125	1,125	1,125
Equity investments valued at NAV(1)	N/A	4,423	N/A	4,210	N/A
Other investments	(Level II)	12,498	12,498	12,506	12,506
Loans receivable, net	(Level III)	1,335,286	1,321,105	1,317,924	1,297,841
Loans held for sale - Residential mortgage	(Level I)	654	654	2,338	2,338
Loans held for sale - SBA /FSA	(Level II)	—	—	2,616	2,616
Mortgage servicing rights	(Level III)	3,484	4,811	3,494	4,652
Accrued interest receivable	(Level I)	5,827	5,827	6,126	6,126
Financial liabilities:
Deposits (excluding demand deposits)	(Level III)	$901,542	$901,314	$891,747	$891,663
FHLB advances	(Level II)	—	—	—	—
Other borrowings	(Level II)	51,844	50,250	51,804	49,988
Accrued interest payable	(Level I)	3,245	3,245	3,680	3,680
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended
(Share count in thousands)	March 31, 2026	March 31, 2025
Basic
Net income attributable to common stockholders	$3,755	$3,197
Weighted average common shares outstanding	9,626	9,989
Basic earnings per share	$0.39	$0.32
Diluted
Net income attributable to common stockholders	$3,755	$3,197
Weighted average common shares outstanding	9,626	9,989
Add: Dilutive stock options outstanding	8	12
Average shares and dilutive potential common shares	9,634	10,001
Diluted earnings per share	$0.39	$0.32
Additional common stock option shares that have not been included due to their antidilutive effect	—	—
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At March 31, 2026 and March 31, 2025, there were no exercisable stock options with a potentially dilutive effect excluded from diluted shares outstanding. All exercisable stock options had stock prices less than the quarterly average closing price of the Company’s common stock.

NOTE 12 – OTHER COMPREHENSIVE INCOME
The following tables show the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$324	$(95)	$229	$1,891	$(436)	$1,455
Other comprehensive income	$324	$(95)	$229	$1,891	$(436)	$1,455

The changes in the accumulated balances for each component of other comprehensive income, net of tax for the twelve months ended December 31, 2025 and the three months ended March 31, 2026 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	5,238	3,953
Ending balance, December 31, 2025	$(17,515)	$(12,467)
Current year-to-date other comprehensive income	324	229
Ending balance, March 31, 2026	$(17,191)	$(12,238)

There were no reclassifications out of accumulated other comprehensive income for the three month periods ended March 31, 2026 and March 31, 2025.

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

	Three Months Ended
	March 31, 2026	March 31, 2025

Interest and dividend income	$21,516	$21,103

Reconciliation of revenue
Other Revenue	3,099	2,593
Total consolidated revenues	24,615	23,696

Less:
Interest expense	8,506	9,509
Segment net interest income and non-interest income	16,109	14,187

Less:
Provision for credit losses	750	(250)
Compensation and related benefits (expense)	6,066	5,597
Other expenses	4,661	4,866
Provision for income taxes (expense)	877	777
Segment net income/consolidated net income	$3,755	$3,197

Other segment disclosures:
Interest income	$21,516	$21,103
Interest expense	$8,506	$9,509
Depreciation	$474	$526
Amortization	$113	$179
Other significant noncash items:
Provision for credit losses	$750	$(250)

Reconciliation of assets:	March 31, 2026	December 31, 2025
Total assets for reportable segments	$1,822,974	$1,781,755
Other assets	—	—
Total consolidated assets	$1,822,974	$1,781,755

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, (“2025 10-K”), and the following:
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
•competitive pressures from others in the financial services industry, including non-depository institutions;
•disintermediation risk (including the use of emerging financial technologies, such as cryptocurrencies);
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
•volatility of our stock price (including possible removal from the Russell 3000® Index and related indexes);
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2026, and our consolidated results of operations for the three months ended March 31, 2026, compared to the same period in the prior fiscal year ended March 31, 2025. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2025 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.

PERFORMANCE SUMMARY
We reported net income of $3.8 million or $0.39 per diluted share for the three months ended March 31, 2026, compared to net income of $3.2 million or $0.32 per diluted share for the three months ended March 31, 2025, respectively.
The following is a summary of some of the significant factors that affected our operating results for the three months ended March 31, 2026, and March 31, 2025.
Compared to the first quarter of 2025, the first quarter of 2026 net interest income increased $1.4 million. The first quarter 2026 increase from the same period in 2025 was largely due to: (1) a 20 basis point increase in loan yields due to new loan originations and existing loans repricing at higher rates; and (2) a 28 basis point decrease in deposits costs; (3) a reduction in other borrowings, largely due to the redemption of subordinated debt on September 1, 2025, partially offset by a lower average balance of loans with growth in lower yielding interest-bearing cash.
The total provision for credit losses for the first quarter ended March 31, 2026, was $0.75 million compared to a negative provision for credit losses of $0.25 million for the quarter ended March 31, 2025. The first quarter of 2026 provision was largely due to: (1) a net increase of $0.4 million, with increases in reserves on impaired loans, partially offset by loss rates on collectively evaluated loans; (2) modest charge-offs of $0.2 million; (3) an increase in economic scenarios based on information provided by our third-party model provider of $0.1 million; and (4) the net impact of new loan growth, net of a decrease in the portfolio duration of $0.05 million. The first quarter ended March 31, 2025, negative provision for credit losses was primarily due to decreases in ACL related to: (1) on-balance sheet ACL of $0.1 million, and (2) reductions in off-balance sheet reserves to fund commitments of $0.3 million.
Non-interest income increased $0.5 million in the first quarter of 2026, compared to the first quarter of 2025, primarily due to higher gains on the sale of loans, due in part to the backlog of SBA loans unable to be sold during the fourth quarter of 2025, due to the government shutdown and then sold in the first quarter of 2026.
Non-interest expense increased $0.2 million in the first quarter of 2026 from $10.5 million in the first quarter of 2025. The increase was primarily due to an increase in compensation due to the full quarter impact of the 2025 annual employee pay raises and benefit expenses, partially offset by lower data processing costs.
Provision for income taxes increased to $0.88 million in the first quarter of 2026, from $0.78 million in the first quarter of 2025, primarily due to the impact of a 2025 tax credit investment.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses, and their related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that our management believes to be relevant at the time our consolidated financial statements are prepared. Some of these estimates are more critical than others. In addition to the policies included in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included as an exhibit in our annual report on our 2025 10-K, our critical accounting estimates are as follows:
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month periods ended March 31, 2026, and March 31, 2025, respectively.
Net interest income was $13.0 million for the three months ended March 31, 2026, compared to $11.6 million for the three months ended March 31, 2025. Compared to the first quarter of 2025, the first quarter of 2026 net interest income increased $1.4 million. The first quarter 2026 increase from the same period in 2025 was largely due to: (1) a 20 basis point increase in loan yields due to new loan originations and existing loans repricing at higher rates; and (2) a 28 basis point decrease in deposit rates, largely due to lower short-term interest rates resulting from Federal Open Market Committee
(“ FOMC”) decreases in the overnight Fed Funds rate; and (3) a reduction in other borrowings largely due to the redemption of subordinated debt on September 1, 2025; partially offset by a 75 basis point decrease in interest-bearing cash yields due to FOMC decreases in the overnight Fed Funds rate.
The net interest margin for the three-month period ended March 31, 2026, increased to 3.18%, compared to 2.85%, for the three-month period ended March 31, 2025. The higher net interest margin was due to: (1) a decrease in liability costs of 30 basis points; (2) a net increase of 20 basis points in loan yields; partially offset by (3) lower yields on interest-bearing cash at the Federal Reserve; and (4) the combination of a decrease in average balances of higher yielding loans and an increase in the average balance of lower yielding cash.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three-month periods ended March 31, 2026, and March 31, 2025. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$105,651	$961	3.69%	$47,835	$524	4.44%
Loans	1,328,448	18,769	5.73%	1,363,352	18,602	5.53%
Investment securities	214,412	1,630	3.08%	228,514	1,808	3.21%
Other investments	12,503	156	5.06%	12,498	169	5.48%
Total interest earning assets	$1,661,014	$21,516	5.25%	$1,652,199	$21,103	5.18%
Average interest-bearing liabilities:
Savings accounts	$152,304	$309	0.82%	$167,001	$407	0.99%
Demand deposits	376,998	1,768	1.90%	382,355	2,033	2.16%
Money market	393,958	2,508	2.58%	365,528	2,535	2.81%
CD’s	344,493	3,206	3.77%	343,751	3,622	4.27%
Total deposits	$1,267,753	$7,791	2.49%	$1,258,635	$8,597	2.77%
FHLB Advances and other borrowings	51,824	715	5.60%	64,635	912	5.72%
Total interest-bearing liabilities	$1,319,577	$8,506	2.61%	$1,323,270	$9,509	2.91%
Net interest income		$13,010			$11,594
Interest rate spread			2.64%			2.27%
Net interest margin			3.18%			2.85%
Average interest earning assets to average interest-bearing liabilities			1.26			1.25

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant); and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. Changes in asset volume include an increase in interest-bearing cash, resulting from the cash deployment of the 2025 loan shrinkage as the bank reduced non-strategic relationships, and the reinvestment of investment securities amortization of mortgage-backed certificates, U.S. government securities and student loan asset-backed securities into interest-bearing cash.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended March 31, 2026, compared to the three months ended March 31, 2025.

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$551	$(114)	$437
Loans	(483)	650	167
Investment securities	(109)	(69)	(178)
Other investments	—	(13)	(13)
Total interest earning assets	(41)	454	413
Interest expense:
Savings accounts	(34)	(64)	(98)
Demand deposits	(28)	(237)	(265)
Money market accounts	190	(217)	(27)
CD’s	8	(424)	(416)
Total deposits	136	(942)	(806)
FHLB Advances and other borrowings	(148)	(49)	(197)
Total interest bearing liabilities	(12)	(991)	(1,003)
Net interest income	$(29)	$1,445	$1,416

The table below shows the principal balance and current contractual rate of fixed-rate loans, securities, and certificates of deposits as of March 31, 2026, that mature or reprice for the remaining three quarters of 2026 and the four quarters of 2027.
Portfolio Contractual Repricing:
(in millions, except yields)

	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Maturing or Repricing Loans:
Contractual balance	$46	$110	$97	$56	$65	$43	$68
Contractual interest rate	4.98%	3.74%	3.97%	4.15%	4.47%	4.96%	5.36%
Maturing or Repricing Securities:
Contractual balance	$7	$7	$3	$3	$—	$4	$—
Contractual interest rate	3.57%	3.44%	3.27%	3.31%	—%	5.93%	—%
Maturing Certificate Accounts:
Contractual balance	$99	$137	$52	$45	$8	$—	$—
Contractual interest rate	3.84%	3.77%	3.74%	3.56%	3.44%	2.39%	1.71%

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
The total provision for credit losses for the first quarter ended March 31, 2026, was $0.75 million compared to a negative provision for credit losses of $0.25 million for the quarter ended March 31, 2025. The first quarter of 2026 provision was largely due to: (1) a net increase of $0.4 million, with increases in reserves on impaired loans, partially offset by lower loss rates on collectively evaluated loans; (2) modest charge-offs of $0.2 million; (3) an increase in economic scenarios based on information provided by our third-party model provider of $0.1 million; and (4) the net impact of new loan growth, net of a decrease in the portfolio duration of $0.05 million. The total benefit, i.e., negative provision, for credit losses for the first quarter ended March 31, 2025, of $0.25 million was due to decreases in ACL related to a decrease in on-balance sheet ACL of $0.35 million; partially offset by an increase in off-balance sheet reserves to fund commitments of $0.1 million.
Continued stable economic conditions in our markets, as evidenced by unemployment rates below the national average in our two largest population centers, have resulted in positive overall economic trends for businesses. The impact of higher interest rates and the impact of an inverted yield forecast are factored into the third-party model used for economic conditions in computing the ACL.
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

Non-interest Income. The following table reflects the various components of non-interest income for the three-month periods ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025	% Change
Non-interest Income:
Service charges on deposit accounts	$460	$423	8.75%
Interchange income	501	518	(3.28)%
Loan servicing income	661	559	18.25%
Gain on sale of loans	1,021	720	41.81%
Loan fees and service charges	138	120	15.00%
Net (losses) gains on equity securities	(59)	10	N/M
Other	377	243	55.14%
Total non-interest income	$3,099	$2,593	19.51%
N/M means not meaningful
Loan servicing income increased largely due to servicing income received for semi-annual agricultural loan payments serviced for others.
Gain on sale of loans increased in the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025. Higher gains on SBA loan sales account for approximately two-thirds of the increase, with the remainder of the increase due to higher gains on sale of residential loans.
The increase in other income for the three-month period ending March 31, 2026, compared to the same period in 2025, was primarily due to the termination of the remaining lease obligation on a previously closed branch.

Non-interest Expense. The following table reflects the various components of non-interest expense for the three-month periods ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025	% Change
Non-interest Expense:
Compensation and related benefits	$6,066	$5,597	8.38%
Occupancy	1,278	1,287	(0.70)%
Data processing	1,417	1,719	(17.57)%
Amortization of intangible assets	113	179	(36.87)%
Mortgage servicing rights expense, net	161	140	15.00%
Advertising, marketing and public relations	226	167	35.33%
FDIC premium assessment	231	198	16.67%
Professional services	605	508	19.09%
Gains on repossessed assets, net	—	4	N/M
Other	630	664	(5.12)%
Total non-interest expense	$10,727	$10,463	2.52%

Non-interest expense (annualized) / Average assets	2.44%	2.41%	1.24%
N/M means not meaningful
Compensation expense for the three-month period ended March 31, 2026, increased from the same period in 2025, due to annual employee pay raises, effective late first quarter of 2025, higher incentive accruals due to higher pre-tax income, and higher benefit costs.
Data processing expense for the three-months ended March 31, 2026, decreased from the same 2025 period, largely due to contract renegotiations which lowered our costs.
Amortization of intangibles decreased for the three-month period ending March 31, 2026, from the same 2025 period, as an intangible was fully amortized in the third quarter of 2025.
Income Taxes. Provision for income taxes increased to $0.88 million in the first quarter of 2026, or an effective tax rate of 18.9%, from $0.78 million in the first quarter of 2025, or an effective tax rate of 19.6%, due to higher pre-tax income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased $30.3 million to $149.2 million at March 31, 2026, compared to $118.9 million at December 31, 2025. This increase was primarily due to an increase in interest-bearing cash provided by deposit growth, partially offset by loan growth.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk, and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $3.2 million during the three months ended March 31, 2026, to $130.9 million from $134.1 million at December 31, 2025. There were principal repayments of $3.0 million, and a net decrease in the corporate debt portfolio due to redemptions of $1.3 million. These reductions were partially offset by purchases of $0.8 million of corporate debt and a decrease in the unrealized loss of $0.3 million.
Securities held-to-maturity decreased $1.2 million to $79.0 million during the three-month period ended March 31, 2026, from $80.2 million at December 31, 2025, due to principal repayments.
The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
March 31, 2026
U.S. government agency obligations	$9,790	$9,771
Mortgage-backed securities	80,866	65,157
Corporate debt securities	41,790	40,492
Student loan asset-backed securities	15,621	15,456
Totals	$148,067	$130,876
December 31, 2025
U.S. government agency obligations	$10,811	$10,773
Mortgage-backed securities	82,264	66,684
Corporate debt securities	42,394	40,682
Student loan asset-backed securities	16,149	15,964
Totals	$151,618	$134,103

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
March 31, 2026
Obligations of states and political subdivisions	$300	$290
Mortgage-backed securities	78,714	62,730
Totals	$79,014	$63,020
December 31, 2025
Obligations of states and political subdivisions	$400	$388
Mortgage-backed securities	79,810	63,729
Totals	$80,210	$64,117

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	March 31, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$90,655	$74,928	$93,075	$77,458
AAA	2,797	2,781	4,613	4,595
AA	12,825	12,675	11,536	11,369
A	2,250	2,081	2,250	2,097
BBB	39,540	38,411	40,144	38,584
Total available-for-sale securities	$148,067	$130,876	$151,618	$134,103
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	March 31, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$78,714	$62,730	$79,810	$63,729
A	300	290	400	388
Total	$79,014	$63,020	$80,210	$64,117
At March 31, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $31.6 million as collateral to secure a line of credit with the Federal Reserve Bank. As of March 31, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of March 31, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.1 million and mortgage-backed securities with a carrying value of $1.5 million as collateral against specific municipal deposits. As of March 31, 2026, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
At December 31, 2025, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $32.1 million as collateral to secure a line of credit with the Federal Reserve Bank. As of December 31, 2025, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of December 31, 2025, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.2 million and mortgage-backed securities with a carrying value of $1.8 million as collateral against specific municipal deposits. As of December 31, 2025, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $0.02 billion, to $1.36 billion as of March 31, 2026, from $1.34 billion at December 31, 2025. The following table reflects the composition of our loan portfolio at March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$697,785	51.4%	$683,108	51.0%
Agricultural real estate	69,706	5.1%	69,136	5.2%
Multi-family real estate	241,221	17.8%	245,688	18.3%
Construction and land development	83,213	6.1%	75,767	5.6%
Residential mortgage
Residential mortgage	117,586	8.7%	122,025	9.1%
Purchased HELOC loans	1,551	0.1%	1,739	0.1%
Total real estate loans	1,211,062	89.2%	1,197,463	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	114,379	8.4%	105,907	7.9%
Agricultural operating	29,032	2.1%	33,375	2.5%
Consumer installment
Originated indirect paper	1,902	0.1%	2,224	0.2%
Other consumer	4,633	0.4%	3,997	0.3%
Total C&I/Agricultural operating and Consumer installment Loans	149,946	11.0%	145,503	10.9%
Gross loans	$1,361,008	100.2%	$1,342,966	100.2%
Unearned net deferred fees and costs and loans in process	(2,638)	(0.2)%	(2,528)	(0.2)%
Unamortized discount on acquired loans	(118)	—%	(113)	—%
Total loans (net of unearned income and deferred expense)	1,358,252	100.0%	1,340,325	100.0%
Allowance for credit losses	(22,966)		(22,401)
Total loans receivable, net	$1,335,286		$1,317,924
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

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at March 31, 2026:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$449	$249	$241	$83
Number of Loans	708	380	124	88
Average Loan Size in Millions	$0.6	$0.7	$2.0	$1.0
Approximate Weighted Average LTV	52%	48%	61%	71%
Weighted Average Seasoning in Months	49	48	49	19
Trailing 12 Month Net Charge-Offs	0.03%	0.01%	0.00%	0.00%
Criticized Loans in Millions	$6.3	$18.8	$9.0	$2.2
Criticized Loans as a Percent of Total	1.4%	7.6%	3.7%	2.6%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	80%	63%	62%
Minnesota	22%	14%	26%	4%
Other	30%	6%	11%	34%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at March 31, 2026:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$151	$97	$65	$31
Number of Loans	70	22	83	70
Average Loan Size in Millions	$2.2	$4.4	$0.8	$0.4
Approximate Weighted Average LTV	48%	55%	52%	52%
Weighted Average Seasoning in Months	44	47	47	43
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$0.0	$3.2	$3.2	$0.2
Criticized Loans as a Percent of Total	0.0%	3.3%	4.9%	0.5%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	16%	38%	62%	81%
Minnesota	0%	39%	24%	11%
Other	84%	23%	14%	8%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$443	$240	$246	$76
Number of Loans	719	377	125	84
Average Loan Size in Millions	$0.6	$0.6	$2.0	$0.9
Approximate Weighted Average LTV	51%	49%	61%	72%
Weighted Average Seasoning in Months	48	48	46	17
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$6.3	$19.0	$9.0	$0.1
Criticized Loans as a Percent of Total	1.4%	7.9%	3.7%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	79%	64%	59%
Minnesota	22%	15%	26%	3%
Other	30%	6%	10%	38%
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

Allowance for Credit Losses - Loans Roll Forward
(in thousands, except ratios)

	March 31, 2026 and Three Months Ended	December 31, 2025 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,401	$22,182
Loans charged off:
Commercial/Agricultural real estate	(17)	—
C&I/Agricultural operating	(183)	—
Residential mortgage	—	—
Consumer installment	(1)	(4)
Total loans charged off	(201)	(4)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	—
C&I/Agricultural operating	—	2
Residential mortgage	5	—
Consumer installment	3	18
Total recoveries of loans previously charged off:	8	20
Net loan recoveries/(charge-offs) (“NCOs”)	(193)	16
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	758	203
ACL - Loans, at end of period	$22,966	$22,401
Average outstanding loan balance	$1,328,448	$1,329,456
Ratios:
NCOs (annualized) to average loans	0.06%	0.00%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended March 31, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(17)	(183)	—	(1)	(201)
Recoveries	—	—	5	3	8
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	614	451	(296)	(11)	758
ACL - Loans, at end of period	$18,251	$2,626	$1,939	$150	$22,966

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(22)	(167)
Recoveries	92	51	53	29	225
(Reversals)/additions to ACL - Loans via provision for credit losses charged to operations	1,097	1,071	(312)	(62)	1,794
ACL - Loans, at end of period	$17,654	$2,358	$2,230	$159	$22,401
Allowance for Credit Losses - Loans to Percentage
(in thousands, except ratios)

	March 31, 2026	December 31, 2025
Loans, end of period	$1,358,252	$1,340,325
ACL - Loans	$22,966	$22,401
ACL - Loans to loans, end of period	1.69%	1.67%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.48 million at March 31, 2026, and $0.49 million at December 31, 2025, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	March 31, 2026 and Three Months Ended	December 31, 2025 and Twelve Months Ended
ACL - Unfunded commitments, beginning of period	$490	$334
Additions (reversals) to ACL - Unfunded commitments via provision for credit losses charged to operations	(8)	156
ACL - Unfunded commitments, end of period	$482	$490
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	March 31, 2026 and Three Months Then Ended (1)	December 31, 2025 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$5,899	$4,652
Agricultural real estate	461	464
Multi-family real estate	8,970	8,970
Construction and land development	—	—
Commercial and industrial	1,517	1,282
Agricultural operating	—	—
Residential mortgage	339	485
Consumer installment	117	—
Total nonaccrual loans	$17,303	$15,853
Accruing loans past due 90 days or more	39	1
Total nonperforming loans (“NPLs”)	17,342	15,854
Other real estate owned	850	850
Other collateral owned	7	7
Total nonperforming assets (“NPAs”)	$18,199	$16,711
Average outstanding loan balance	$1,328,488	$1,347,088
Loans, end of period	$1,358,252	$1,340,325
Total assets, end of period	$1,822,974	$1,781,755
ACL - Loans, at beginning of period	$22,401	$20,549
Loans charged off:
Commercial/Agricultural real estate	$(17)	$(51)
C&I/Agricultural operating	(183)	(94)
Residential mortgage	—	—
Consumer installment	(1)	(22)
Total loans charged off	(201)	(167)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	92
C&I/Agricultural operating	—	51
Residential mortgage	5	53
Consumer installment	3	29
Total recoveries of loans previously charged off:	8	225
Net loan recoveries/(charge-offs) (“NCOs”)	(193)	58
Additions (reversals) to ACL - loans via provision for credit losses charged to operations	758	1,794
ACL - Loans, at end of period	$22,966	$22,401
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.06%	—%
ACL-Loans to total loans	1.69%	1.67%
ACL-Loans to nonaccrual loans	132.73%	141.30%
Nonaccrual loans to total loans	1.27%	1.18%
NPLs to total loans	1.28%	1.18%
NPAs to total assets	1.00%	0.94%
(1) Loan balances are stated at amortized cost.
N/M means not meaningful

Nonaccrual Loans Roll Forward:

	Quarter Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Balance, beginning of period	$15,853	$15,614	$11,609	$13,091	$13,168
Additions	2,350	483	9,958	600	694
Charge offs	(200)	—	(7)	(72)	(21)
Payments received	(681)	(244)	(5,934)	(1,992)	(752)
Other, net	(19)	—	(12)	(18)	2
Balance, end of period	$17,303	$15,853	$15,614	$11,609	$13,091
Nonperforming assets were $18.2 million at March 31, 2026, compared to $16.7 million at December 31, 2025. This net increase was largely due to the addition of the government guaranteed portion of loans totaling $1.4 million in the quarter ended March 31, 2026. The government guaranteed portion of loans was $2.4 million at March 31, 2026. In addition, the unguaranteed portion of loans originated with government guarantees increased $0.6 million in the quarter. The unguaranteed portion of loans originated with government guarantees was $1.5 million at March 31, 2026. For the nonaccrual unguaranteed loan portion of $1.5 million, there were specific reserves of approximately 50% of the loan balance at March 31, 2026.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
The tables below detail Loan Modifications Made to Borrowers Experiencing Financial Difficulty during the three months ended March 31, 2026:

	Term Extension
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Commercial and industrial	$750	0.66%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivables
Agricultural real estate	$189	0.27%

Term Extension
Loan Class	Financial Effect
Commercial and industrial	A weighted average of 6 months was added to the term of the loans

Other-Than-Insignificant Payment Delay
Loan Class	Financial Effect
Agricultural real estate	Payments were deferred a weighted average of 6 months

The table below shows a summary of criticized loans, split by special mention and substandard loans for the past five quarters. Changes in balances over $3 million include changes in special mention commercial loans in the second quarter of 2025, due to one new $9 million multi-family loan that is experiencing slower leasing activity than expected. In the third quarter of 2025, the $9 million special mention loan moved to substandard and nonaccrual, which was partially offset by the payoff of a $5.2 million substandard loan that was on nonaccrual.

	(in thousands)
(Loan balance at unpaid principal balance)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Special mention loan balances	$25,894	$24,473	$12,920	$23,201	$14,990
Substandard loan balances	22,498	21,388	21,310	17,922	19,591
Criticized loans, end of period	$48,392	$45,861	$34,230	$41,123	$34,581
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
The fair market value of the Company’s MSR asset was $4.8 million at March 31, 2026, compared to $5.1 million at March 31, 2025.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of March 31, 2026, and December 31, 2025, were $473.0 million and $474.0 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at March 31, 2026, and December 31, 2025, was 1.02% and 0.98%, respectively.
Deposits. Total deposits increased $41.5 million during the three months ended March 31, 2026, to $1.57 billion. The increase was largely due to the growth in commercial and public deposits, most of which are seasonal. Deposits by type for five quarters are detailed below:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Consumer deposits	$887,998	$889,109	$855,226	$856,467	$861,746
Commercial deposits	433,923	422,605	423,662	406,608	423,654
Public deposits	217,400	187,777	175,689	190,933	211,261
Wholesale deposits	26,301	24,608	25,977	24,408	26,993
Total deposits	$1,565,622	$1,524,099	$1,480,554	$1,478,416	$1,523,654
At March 31, 2026, the deposit portfolio composition was 57% consumer, 28% commercial, 14% public, and 1% wholesale deposits compared to 57% consumer, 28% commercial, 14% public and 1% wholesale deposits at December 31, 2025. Deposit composition by type for five quarters are detailed below:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Non-interest bearing demand deposits	$271,396	$264,394	$262,535	$260,248	$253,343
Interest bearing demand deposits	392,684	367,958	360,475	366,481	386,302
Savings accounts	152,487	151,525	157,317	159,340	167,614
Money market accounts	404,991	392,900	354,290	357,518	370,741
Certificate accounts	344,064	347,322	345,937	334,829	345,654
Total deposits	$1,565,622	$1,524,099	$1,480,554	$1,478,416	$1,523,654

Uninsured and uncollateralized deposits were $322.6 million, or 20% of total deposits, at March 31, 2026, and $323.5 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone at March 31, 2026, were $499.6 million, or 32% of total deposits, and $478.4 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $799 million, or 248% of uninsured and uncollateralized deposits at March 31, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 243% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at March 31, 2026, and December 31, 2025, is as follows:

	March 31, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2026	$0	—%	—%	2025	$0	0.00%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.00%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.00%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(156)				(196)
Total other borrowings		$51,844				$51,804

Totals		$51,844				$51,804
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,039.3 million and $1,017.6 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $410.1 million compared to $433.7 million as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 million and $5.0 million, during the three months ended March 31, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of March 31, 2026 and December 31, 2025.
(4) Senior notes, entered into by the Company consist of the following:
(a) A term note, which was originally entered into in June of 2019 and subsequently refinanced in March 2022, modified in February of 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5.0 term note entered into in October 2025, requiring quarterly interest-only payments through October 2028, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 4.00%.
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
FHLB advances were $0 as of March 31, 2026, and December 31, 2025. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of March 31, 2026, is approximately $410.1 million.
At March 31, 2026, and December 31, 2025, the Bank had the ability to borrow $24.0 million and $24.9 million from the Federal Reserve Bank of Minneapolis. The borrowing capacity is based on mortgage-backed securities pledged with a carrying value of $31.6 million and $32.1 million as of March 31, 2026, and December 31, 2025, respectively. There were no related Federal Reserve borrowings outstanding as of March 31, 2026, or December 31, 2025.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of March 31, 2026, or December 31, 2025.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $190.9 million at March 31, 2026, compared to $187.9 million at December 31, 2025. The increase in stockholders’ equity was attributable to: (1) net income of $3.8 million for the three-month period ended March 31, 2026; and (2) a decrease from December 31, 2025, in net unrealized losses from the AFS securities portfolio reflected in accumulated other comprehensive income of $0.2 million. This increase was partially offset by the quarterly cash dividend paid in February to common stockholders of $0.105 per share, or $1 million.
The Company did not repurchase any shares of common stock in the quarter ended March 31, 2026. As of March 31, 2026, approximately 113 thousand shares remain available for repurchase under the current authorization. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At March 31, 2026, our on-balance sheet liquidity ratio increased by 1.4% to 16.2% from the December 31, 2025, level.
There are no material customers or industry deposit concentrations. At March 31, 2026, the deposit portfolio composition was 57% consumer, 28% commercial, 14% public, and 1% wholesale deposits compared to 57% consumer, 28% commercial, 13% public and 2% wholesale deposits at December 31, 2025.
Uninsured and uncollateralized deposits were $322.6 million, or 20% of total deposits, at March 31, 2026, and $323.5 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone, i.e., excluding fully secured government deposits, at March 31, 2026, were $499.6 million, or 32% of total deposits, and $478.4 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $799 million, or 248% of uninsured and uncollateralized deposits at March 31, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 243% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $332.5 million of our $344.1 million (97%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.

On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR + 591 bps. The redemption occurred on September 1, 2025.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $410.1 million available to borrow under this arrangement, supported by loan collateral as of March 31, 2026. We also had borrowing capacity of $24.0 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. While the Bank does not have formal brokered certificate lines of credit with counterparties at March 31, 2026, we believe that the Bank could access this market based on dialogue with selected brokers used in the past, which provides an additional potential source of liquidity, as further evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
In reviewing the adequacy of our liquidity, we review and evaluate historical financial information, including information regarding general economic conditions, current ratios, management goals, and the resources available to meet our anticipated liquidity needs. Management believes that our liquidity is adequate, and to management’s knowledge, there are no known events or uncertainties that will result or are likely to reasonably result in a material increase or decrease in our liquidity.
Off-Balance Sheet Liabilities. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of March 31, 2026, the Company had approximately $332.0 million in unused loan commitments, compared to approximately $198.8 million in unused commitments as of December 31, 2025. In addition, there are $3.0 million of commitments for contributions of capital to an SBIC and an investment company at March 31, 2026. These commitments totaled $3.2 million at December 31, 2025.

Capital Resources. As of March 31, 2026, and December 31, 2025, the amounts and ratios for our capital levels are noted below for the Bank and the Company.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2026 (Unaudited)
Total capital (to risk weighted assets)	$217,204	14.4%	$120,623	> =	8.0%	$150,779	> =	10.0%
Tier 1 capital (to risk weighted assets)	198,300	13.2%	90,467	> =	6.0%	120,623	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	198,300	13.2%	67,851	> =	4.5%	98,006	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	198,300	11.3%	70,063	> =	4.0%	87,579	> =	5.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%
At March 31, 2026, and December 31, 2025, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of March 31, 2026 (Unaudited)
Total capital (to risk weighted assets)	$225,270	14.9%	$120,851	> =	8.0%
Tier 1 capital (to risk weighted assets)	171,331	11.3%	90,639	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	171,331	11.3%	67,979	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	171,331	9.8%	70,176	> =	4.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

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

The following table sets forth, at March 31, 2026 and December 31, 2025, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2026	At December 31, 2025

+300 bp	8%	6%
+200 bp	5%	4%
+100 bp	3%	2%
-100 bp	(3)%	(4)%
-200 bp	(6)%	(8)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at March 31, 2026, and December 31, 2025.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At March 31, 2026	At December 31, 2025

+300 bp	1%	(4)%
+200 bp	0%	(2)%
+100 bp	0%	(1)%
-100 bp	0%	(1)%
-200 bp	(1)%	(1)%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of March 31, 2026, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, at reaching a level of reasonable assurance.

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

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2025 10-K and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2025 10-K.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 24, 2025, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date, or 499,000 shares, in open market or private transactions. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock. During the quarter ended March 31, 2026, no shares were repurchased under this program. As of March 31, 2026, 113,748 shares remain available for repurchase under the 2025 share repurchase program.

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: May 6, 2026	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: May 6, 2026	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer