Form 10-Q
period 2026-06-30
Citizens Community Bancorp Inc.
filed 2026-08-06
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At August 6, 2026 there were 9,650,231 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
June 30, 2026

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
June 30, 2026 (unaudited) and December 31, 2025
(derived from audited financial statements)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$121,762	$118,853
Available-for-sale ("AFS") securities, at fair value (amortized cost of $145,282, net of allowance for credit losses of $0 at June 30, 2026 and amortized cost of $151,618, net of allowance for credit losses of $0 at December 31, 2025)	128,435	134,103
Held-to-maturity ("HTM") securities, at amortized cost (fair value of $61,481, net of allowance for credit losses of $0 at June 30, 2026 and fair value of $64,117, net of allowance for credit losses of $0 at December 31, 2025)	77,415	80,210
Equity investments	6,287	5,840
Other investments	12,485	12,506
Loans receivable	1,382,975	1,340,325
Allowance for credit losses	(25,899)	(22,401)
Loans receivable, net	1,357,076	1,317,924
Loans held for sale	941	4,954
Mortgage servicing rights, net	3,453	3,494
Office properties and equipment, net	17,441	16,357
Accrued interest receivable	6,180	6,126
Intangible assets	169	395
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	850	857
Bank owned life insurance ("BOLI")	27,342	26,908
Other assets	22,975	21,730
TOTAL ASSETS	$1,814,309	$1,781,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,554,417	$1,524,099
Federal Home Loan Bank (“FHLB”) advances	—	—
Other borrowings	51,885	51,804
Other liabilities	16,659	17,913
Total liabilities	1,622,961	1,593,816

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,650,231 and 9,617,245 shares issued and outstanding, respectively	97	96
Additional paid-in capital	110,454	110,315
Retained earnings	92,820	89,995
Accumulated other comprehensive loss	(12,023)	(12,467)
Total stockholders’ equity	191,348	187,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,814,309	$1,781,755
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2026 and 2025
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and dividend income:
Interest and fees on loans	$19,322	$20,105	$38,091	$38,707
Interest on cash and investments	2,712	2,397	5,459	4,898
Total interest and dividend income	22,034	22,502	43,550	43,605
Interest expense:
Interest on deposits	7,819	8,287	15,610	16,884
Interest on FHLB and FRB borrowed funds	1	1	1	12
Interest on other borrowed funds	710	903	1,425	1,804
Total interest expense	8,530	9,191	17,036	18,700
Net interest income before provision for credit losses	13,504	13,311	26,514	24,905
Provision for credit losses	4,325	1,350	5,075	1,100
Net interest income after provision for credit losses	9,179	11,961	21,439	23,805
Non-interest income:
Service charges on deposit accounts	460	432	920	855
Interchange income	556	564	1,057	1,082
Loan servicing income	593	565	1,254	1,124
Gain on sale of loans	442	699	1,463	1,419
Loan fees and service charges	129	237	267	357
Net gains on equity securities	160	99	101	109
Other	267	240	644	483
Total non-interest income	2,607	2,836	5,706	5,429
Non-interest expense:
Compensation and related benefits	5,712	6,008	11,778	11,605
Occupancy	1,240	1,196	2,518	2,483
Data processing	1,302	1,753	2,719	3,472
Amortization of intangible assets	113	179	226	358
Mortgage servicing rights expense, net	173	148	334	288
Advertising, marketing and public relations	207	194	433	361
FDIC premium assessment	200	191	431	389
Professional services	514	432	1,119	940
(Gains) losses on repossessed assets, net	(12)	—	(12)	4
Other	1,100	649	1,730	1,313
Total non-interest expense	10,549	10,750	21,276	21,213
Income before provision for income taxes	1,237	4,047	5,869	8,021
Provision for income taxes	135	777	1,012	1,554
Net income attributable to common stockholders	$1,102	$3,270	$4,857	$6,467
Per share information:
Basic earnings	$0.11	$0.33	$0.50	$0.65
Diluted earnings	$0.11	$0.33	$0.50	$0.65
Cash dividends paid	$0.105	$—	$0.21	$0.36
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six months ended June 30, 2026 and 2025
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to common stockholders	$1,102	$3,270	$4,857	$6,467
Other comprehensive income, net of tax:
Securities available-for-sale
Net unrealized gains arising during period, net of tax	215	81	444	1,536
Other comprehensive income, net of tax	215	81	444	1,536
Comprehensive income	$1,317	$3,351	$5,301	$8,003
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2026
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
Net income	—	—	—	3,755	—	3,755
Other comprehensive income, net of tax	—	—	—	—	229	229
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(4,813)	—	(89)	—	—	(89)
Restricted common stock issued upon achievement of the 2023 performance criteria	11,180	—	—	—	—	—
Common stock options exercised	5,000	—	47	—	—	47
Stock based compensation expense	—	—	4	—	—	4
Quarterly cash dividends ($0.105 per share)	—	—	—	(1,011)	—	(1,011)
Balance at March 31, 2026	9,628,612	96	110,277	92,739	(12,238)	190,874
Net income	—	—	—	1,102	—	1,102
Other comprehensive income, net of tax	—	—	—	—	215	215
Common stock awarded under the equity incentive plan	6,500	—	—	—	—	—
Common stock options exercised	16,000	1	179	—	—	180
Common stock repurchased	(881)	—	(10)	(8)	—	(18)
Stock based compensation expense	—	—	8	—	—	8
Cash dividends ($0.105 per share)	—	—	—	(1,013)	—	(1,013)
Balance at June 30, 2026	9,650,231	$97	$110,454	$92,820	$(12,023)	$191,348
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Twelve Months Ended December 31, 2025
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2024	9,981,996	$100	$114,564	$80,840	$(16,420)	$179,084
Net income	—	—	—	3,197	—	3,197
Other comprehensive income, net of tax	—	—	—	—	1,455	1,455
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(11,481)	—	(183)	—	—	(183)
Restricted stock issued upon achievement of the 2022 performance criteria	16,021	—	—	—	—	—
Common stock options exercised	3,000	—	28	—	—	28
Stock based compensation expense	—	—	68	—	—	68
Cash dividends ($0.36 per share)	—	—	—	(3,598)	—	(3,598)
Balance at March 31, 2025	9,989,536	100	114,477	80,439	(14,965)	180,051
Net income	—	—	—	3,270	—	3,270
Other comprehensive income, net of tax	—	—	—	—	81	81
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(539)	—	(7)	—	—	(7)
Common stock options exercised	3,000	—	33	—	—	33
Stock based compensation expense	—	—	34	—	—	34
Balance at June 30, 2025	9,991,997	100	114,537	83,709	(14,884)	183,462
Net income	—	—	—	3,682	—	3,682
Other comprehensive income, net of tax	—	—	—	—	1,657	1,657
Common stock repurchased	(135,252)	(1)	(1,540)	(478)	—	(2,019)
Stock based compensation expense	—	—	33	—	—	33
Balance, September 30, 2025	9,856,745	99	113,030	86,913	(13,227)	186,815
Net income	—	—	—	4,271	—	4,271
Other comprehensive income, net of tax	—	—	—	—	760	760
Common stock options exercised	10,500	—	118	—	—	118
Common stock repurchased	(250,000)	(3)	(2,844)	(1,189)	—	(4,036)
Stock based compensation expense	—	—	11	—	—	11
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2026 and 2025
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income attributable to common stockholders	$4,857	$6,467
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(52)	(18)
Depreciation expense	961	1,044
Provision for credit losses	5,075	1,100
Net gains on equity securities	(101)	(109)
Increase in mortgage servicing rights resulting from transfers of financial assets	(293)	(173)
Mortgage servicing rights amortization	334	288
Amortization of intangible assets	226	358
Stock based compensation expense	12	102
Increase in deferred income taxes	(562)	(152)
Increase in cash surrender value of life insurance	(434)	(392)
Net gain from disposals of foreclosed and repossessed assets	(12)	(11)
Provision for valuation allowance on foreclosed properties	—	15
Gain on sale of loans held for sale, net	(1,463)	(1,419)
Proceeds from sale of loans held for sale	42,922	37,074
Originations of loans held for sale	(37,446)	(40,389)
Amortization of debt issuance costs	81	116
Net change in:
Accrued interest receivable and other assets	(961)	423
Other liabilities	(1,254)	(3,117)
Total adjustments	7,033	(5,260)
Net cash from operating activities	11,890	1,207
Cash flows from investing activities:
Purchase of available-for-sale securities	(4,309)	(1,948)
Proceeds from principal payments and maturities of available-for-sale securities	7,581	8,874
Proceeds from calls of available-for-sale securities	3,123	3,200
Proceeds from principal payments and maturities of held-to-maturity securities	2,788	2,468
Equity investment capital distribution	78	—
Purchase of equity investments	(424)	(930)
Net sales of other investments	21	121
Proceeds from sales of foreclosed and repossessed assets	19	43
Net (increase) decrease in loans	(44,227)	23,032
Net capital expenditures	(2,045)	(326)
Net cash from investing activities	(37,395)	34,534

Cash flows from financing activities:
Federal Home Loan Bank advance long-term maturities	—	(5,000)
Net increase in deposits	30,318	(9,732)
Repurchase shares of common stock	(18)	—
Surrender of restricted shares of common stock	(89)	(190)
Common stock options exercised	227	61
Cash dividends paid	(2,024)	(3,598)
Net cash from financing activities	28,414	(18,459)
Net increase in cash and cash equivalents	2,909	17,282
Cash and cash equivalents at beginning of period	118,853	50,172
Cash and cash equivalents at end of period	$121,762	$67,454

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$16,157	$15,493
Interest on borrowings	$1,434	$1,687
Income taxes	$110	$1,093
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$—	$—

See accompanying condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(UNAUDITED)
NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of CCFBank N.A. (the “Bank”) included herein have been included by its parent company, Citizens Community Bancorp, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. As used in this quarterly report, the terms “we”, “us”, “our”, and “Citizens Community Bancorp, Inc.” mean the Company and its wholly owned subsidiary, the Bank, unless the context indicates other meaning.
The Bank is a national banking association (a “National Bank”) and operates under the title of CCFBank National Association (“CCFBank N.A.” or “Bank”). The Company is a bank holding company, supervised by the Federal Reserve Bank of Minneapolis (the “FRB”), and operates under the title of Citizens Community Bancorp, Inc. The Office of the Comptroller of the Currency (the “OCC”) is the primary federal regulator for the Bank.
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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of June 30, 2026, through the date on which the consolidated financial statements were available to be issued on August 6, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 and Item 1A in Part II of this report; the matters described in Forward-Looking Statements in Part 1, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
Allowance for Credit Losses – Held-to-maturity Securities -The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. For agency mortgage-backed securities there are no expected credit losses as they are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. For other securities, the estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company has elected to not measure an ACL on accrued interest on available-for-sale and held-to-maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $862 and $924 at June 30, 2026 and December 31, 2025, respectively. The Company has no available-for-sale securities or held-to-maturity securities which it deems to have a credit loss at June 30, 2026 and December 31, 2025.
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
Also included in equity investments are the Company’s investments in a Volcker Rule-compliant Small Business Investment Company ("SBIC") and an investment fund. The SBIC and investment fund meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. These investments seek returns by investing in various small businesses and do not have redemption rights. Distributions from the investments will be received as the underlying investments, which generally have a life of 10 years, are liquidated or earlier distributions are made. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of net asset value ("NAV") per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs and investment funds report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of these investments as net gains or losses on equity securities in our consolidated statements of operations. The carrying value of these investments is equal to the capital account balance as provided by the investee and adjusted as necessary.

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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,485 at June 30, 2026, consisted of $3,696 of FHLB stock, $5,726 of Federal Reserve Bank stock and $3,063 of Bankers’ Bank stock. Other investments totaling $12,506 at December 31, 2025, consisted of $3,717 of FHLB stock and $5,726 of Federal Reserve Bank stock and $3,063 of Bankers’ Bank stock.
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
Allowance for Credit Losses – Loans - The allowance for credit losses (“ACL”) on loans is a valuation allowance for current expected credit losses in the Company’s loan portfolio. Loan losses are charged against the ACL when management believes that the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the ACL. In determining the allowance, the Company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The allowance estimate considers relevant available information from internal and external sources relating to historical loss experience; known and inherent risks in our portfolio; information about specific borrowers’ ability to repay; estimated collateral values; current economic conditions; reasonable and supportable forecasts for future conditions; and other relevant factors determined by management. To ensure that the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance. The entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,943 and $4,841 at June 30, 2026 and December 31, 2025, respectively.
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
Loans Held for Sale - Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates, and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating costs to servicing rights retained. Such gains and losses are included as non-interest income in the consolidated statements of operations. All sales are made without recourse. Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value, and are included in other assets or liabilities, if material.
Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the entity, (2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and (3) the entity does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.
Mortgage Servicing Rights - Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment at least quarterly; and carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded as “Mortgage servicing rights expense, net” in non-interest expense in the consolidated statements of operations.
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
Office Properties and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of office properties and equipment are reflected in income. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line (or accelerated) method with useful lives based on the lesser of (a) the estimated life of the lease, or (b) the estimated useful life of the leasehold improvement. Depreciation expense is included in non-interest expense on the consolidated statements of operations.
Goodwill and other intangible assets - The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of June 30, 2026, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2025, and no circumstances arose after October 31, 2025, that indicated impairment existed at December 31, 2025, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2025, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
Tax Credits - As a part of its commitment to the communities it serves, in the first quarter of 2022 and the third quarter of 2024, the Bank made investments in LLC’s that are sponsoring community development projects that have been awarded New Markets Tax Credits (“NMTC”) through the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. These investments are Community Reinvestment Act eligible and are designed to generate a return primarily through the realization of the tax credit. These LLC’s are considered a Variable Interest Entity (VIE) as the Bank represents the holder of the equity investment at risk. However, the Bank does not have the ability to direct the activities that most significantly affect the performance of the LLC. As such, the Bank is not the primary beneficiary of the VIE and the LLCs have not been consolidated. With the adoption of ASU 2023-02 on January 1, 2023, the investments are accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit is recorded as a reduction in provision for income taxes. Prior to the adoption of ASU 2023-02 the investment was accounted for using the equity method of accounting and was amortized through non-interest expense.
As of June 30, 2026 and December 31, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $2,920 and $3,440, respectively. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2026, there were no known instances of noncompliance associated with either investment.
In 2025, the Bank made an investment in a solar tax entity, primarily with locations in Wisconsin and Minnesota, which will be fully funded in 2026. The investment is accounted for using the proportional amortization method, which requires amortizing the investment in the period of and in proportion to the recognition of the related tax credit and other tax benefits from tax depreciation. Amortization of the investment is included in provision for income taxes and the utilization of the tax credit and other tax benefits is recorded as a reduction in provision for income taxes.
As of June 30, 2026 and December 31, 2025, the carrying amount of this investment, which is the contractual amount to be funded net of proportional tax credit amortization, was $4,101 and $4,267, respectively, and is included in other assets in the consolidated balance sheets. This amount is subject to change based on the completion of the various unfunded projects which will be completed in 2026. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of June 30, 2026, there were no known instances of noncompliance associated with this investment.
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
Debt and equity issuance costs - Debt issuance costs, which consist primarily of fees paid to note lenders, are deferred and included in other borrowings in the consolidated balance sheets. Debt issuance costs that originated in 2022 and thereafter, are amortized through the first Company call option date of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Senior note debt issuance costs are amortized over the contractual term of the corresponding debt, as a component of interest expense on other borrowed funds in the consolidated statements of operations. Specific costs associated with the issuance of shares of the Company’s common or preferred stock are netted against proceeds and recorded in stockholders’ equity, as additional paid-in capital, on the consolidated balance sheets, in the period of the share issuance.
Share-Based Compensation - The Company may grant restricted stock awards and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Company accounts for forfeitures as they occur. Forfeited restricted shares are canceled and returned to authorized and unissued shares. While time based restricted shares are subject to forfeiture, time based restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. The time based restricted shares granted under the 2018 Equity Incentive Plan and the 2026 Omnibus Incentive Plan are subject to a three-year vesting period. Compensation expense for time based restricted stock is recognized over the requisite service period of three years for the entire award on a straight-line basis. Performance based restricted shares are earned over a three-year period based on Board approved performance metrics and expense is recorded based on expected shares vesting. The performance based restricted stock award participants do not have voting rights and do not receive dividends or other distributions paid with respect to the performance based restricted shares. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Operations.
    Advertising, Marketing and Public Relations Expense - The Company expenses all advertising, marketing and public relations costs as they are incurred.
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
The Company’s effective tax rates were 17.2% and 19.4% for the six months ended June 30, 2026 and June 30, 2025, respectively.
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
Loss Contingencies - Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount of loss can be reasonably estimated.
Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commitments under lines of credit arrangements, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable.
Derivatives--Rate-lock Commitments and Forward Sale Agreements - The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivative instruments. If material, derivative instruments are carried on the consolidated balance sheets at fair value, and changes in the fair value thereof are recognized in the consolidated statements of operations. The Company originates single-family residential loans for sale, pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (“FHLMC”) and other similar third parties. In connection with these programs, at the time the Company initially issues a loan commitment, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with the prospective loan purchaser, at a specific price, in order to manage the interest rate risk inherent to the rate-lock commitment. The forward sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate, to the time the Company funds the loan and sells the loan to a third party varies, and could be up to 90 days. The fair value of each instrument will rise and fall in response to changes in market interest rates, subsequent to the dates the interest rate locks and forward sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risks.
At June 30, 2026 and December 31, 2025, the Company had $6,348 and $5,456, respectively, of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of June 30, 2026.
Common Stock Repurchased - The Company is incorporated in Maryland. Under Maryland Law, shares repurchased are canceled and returned to authorized and unissued shares and recorded as a reduction of each of the applicable captions within stockholders’ equity on the consolidated balance sheets and consolidated statement of changes in stockholders’ equity.
Other Comprehensive Income - Accumulated and other comprehensive income or loss is comprised of the unrealized and realized gains and losses on securities available-for-sale, net of tax, and is shown on the accompanying consolidated statements of comprehensive income.
Operating Segments - The Chief Operating Decision Maker (as defined in Note 13) regularly reviews consolidated financial statements, as well as detailed revenue and net interest income and expense results in order to assess the Company’s performance and allocate resources. While the Chief Operating Decision Maker monitors the revenue streams of the various banking products and services, financial performance is evaluated and resource allocation decisions are made on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by the Chief Operating Decision Maker to be the Company’s sole reportable operating segment.

Reclassifications – Certain items previously reported were reclassified for consistency with the current presentation and had no effect on prior period net income or shareholders’ equity.
Recent Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that have potentially significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.
Recent Accounting Pronouncements—Adopted
None.
Recently Issued, But Not Yet Effective Accounting Pronouncements
ASU 2024-03, Income Statement, Reporting of Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses—This ASU, issued in November 2024, is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU requires more detailed note disclosure about the types of expenses in commonly presented expense captions. The Company is currently evaluating the impact of these new disclosure requirements.
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

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2026 and December 31, 2025, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
U.S. government agency obligations	$7,257	$11	$39	$7,229
Mortgage-backed securities	79,531	—	15,543	63,988
Corporate debt securities	43,618	184	1,298	42,504
Student loan asset-backed securities	14,876	4	166	14,714
Total available-for-sale securities	$145,282	$199	$17,046	$128,435

December 31, 2025
U.S. government agency obligations	$10,811	$15	$53	$10,773
Mortgage-backed securities	82,264	—	15,580	66,684
Corporate debt securities	42,394	152	1,864	40,682
Student loan asset-backed securities	16,149	10	195	15,964
Total available-for-sale securities	$151,618	$177	$17,692	$134,103
The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of June 30, 2026 and December 31, 2025, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
June 30, 2026
Obligations of states and political subdivisions	$300	$—	$9	$291
Mortgage-backed securities	77,115	3	15,928	61,190
Total held-to-maturity securities	$77,415	$3	$15,937	$61,481

December 31, 2025
Obligations of states and political subdivisions	$400	$—	$12	$388
Mortgage-backed securities	79,810	6	16,087	63,729
Total held-to-maturity securities	$80,210	$6	$16,099	$64,117
At June 30, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $31,118 as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $42 and mortgage-backed securities with a carrying value of $1,675 as collateral against specific municipal deposits. As of June 30, 2026, the Bank also has mortgage-backed securities with a carrying value of $373 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the six month periods ended June 30, 2026 and June 30, 2025, there were no sales of available-for-sale securities.

The estimated fair value of securities at June 30, 2026 and December 31, 2025, by contractual maturity, is shown below:

	June 30, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,980	$1,991	$2,013	$2,006
Due after one year through five years	10,790	10,649	8,533	8,574
Due after five years through ten years	34,178	33,162	38,403	36,617
Due after ten years	18,803	18,645	20,405	20,222
Total securities with contractual maturities	65,751	64,447	69,354	67,419
Mortgage-backed securities	79,531	63,988	82,264	66,684
Total available-for-sale securities	$145,282	$128,435	$151,618	$134,103

	June 30, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$150	$147	$100	$100
Due after one year through five years	150	144	300	288
Total securities with contractual maturities	300	291	400	388
Mortgage-backed securities	77,115	61,190	79,810	63,729
Total held-to-maturity securities	$77,415	$61,481	$80,210	$64,117

Securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
U.S. government agency obligations	$1,496	$2	$3,095	$37	$4,591	$39
Mortgage-backed securities	2,664	34	61,324	15,509	63,988	15,543
Corporate debt securities	6,706	103	23,255	1,195	29,961	1,298
Student loan asset-backed securities	3,816	14	10,081	152	13,897	166
Total	$14,682	$153	$97,755	$16,893	$112,437	$17,046
December 31, 2025
U.S. government agency obligations	$1,275	$4	$5,997	$49	$7,272	$53
Mortgage-backed securities	—	—	66,684	15,580	66,684	15,580
Corporate debt securities	2,075	48	25,134	1,816	27,209	1,864
Student loan asset-backed securities	4,308	13	10,783	182	15,091	195
Total	$7,658	$65	$108,598	$17,627	$116,256	$17,692

At June 30, 2026, no ACL was established for available-for-sale or held-to-maturity securities. Substantially all the held-to-maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At June 30, 2026, there were no past due held-to-maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2026, and December 31, 2025, follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$729,330	52.7%	$681,646	50.9%
Agricultural real estate	71,293	5.2%	69,042	5.1%
Multi-family real estate	253,072	18.3%	245,491	18.3%
Construction and land development	55,850	4.0%	75,399	5.6%
C&I/Agricultural operating:
Commercial and industrial	117,018	8.5%	105,756	7.9%
Agricultural operating	29,424	2.1%	33,364	2.5%
Residential mortgage:
Residential mortgage	116,757	8.5%	121,666	9.1%
Purchased HELOC loans	1,405	0.1%	1,739	0.1%
Consumer installment:
Originated indirect paper	1,559	0.1%	2,225	0.2%
Other consumer	7,267	0.5%	3,997	0.3%
Total loans receivable	$1,382,975	100%	$1,340,325	100%
Less: Allowance for credit losses	(25,899)		(22,401)
Net loans receivable	$1,357,076		$1,317,924

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
As of June 30, 2026 and December 31, 2025, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of June 30, 2026, and gross charge-offs for the six months ended June 30, 2026:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$63,443	$90,568	$46,772	$67,579	$94,314	$324,116	$12,370	$—	$699,162
Risk rating 6	—	—	772	1,346	—	8,048	25	—	10,191
Risk rating 7	2,686	3,185	152	1,179	4,894	7,881	—	—	19,977
Total	$66,129	$93,753	$47,696	$70,104	$99,208	$340,045	$12,395	$—	$729,330
Current period gross charge-offs	$—	$—	$47	$89	$438	$—	$17	$—	$591
Agricultural real estate
Risk rating 1 to 5	$9,951	$16,973	$2,038	$3,995	$14,714	$19,711	$677	$—	$68,059
Risk rating 6	—	773	—	—	—	207	—	—	980
Risk rating 7	—	—	—	1,984	—	270	—	—	2,254
Total	$9,951	$17,746	$2,038	$5,979	$14,714	$20,188	$677	$—	$71,293
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$11,589	$27,470	$6,615	$20,145	$53,557	$122,138	$446	$—	$241,960
Risk rating 6	—	—	—	2,142	—	—	—	—	2,142
Risk rating 7	—	—	—	—	—	8,970	—	—	8,970
Total	$11,589	$27,470	$6,615	$22,287	$53,557	$131,108	$446	$—	$253,072
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$8,432	$33,512	$6,560	$2,032	$3,397	$1,270	$647	$—	$55,850
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$8,432	$33,512	$6,560	$2,032	$3,397	$1,270	$647	$—	$55,850
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$25,115	$12,326	$12,354	$5,540	$14,204	$12,925	$27,720	$—	$110,184
Risk rating 6	380	870	197	1,189	2,159	233	350	—	5,378
Risk rating 7	—	—	489	285	—	301	381	—	1,456
Total	$25,495	$13,196	$13,040	$7,014	$16,363	$13,459	$28,451	$—	$117,018
Current period gross charge-offs	$—	$—	$—	$48	$984	$—	$—	$—	$1,032
Agricultural operating
Risk rating 1 to 5	$3,654	$2,902	$787	$2,153	$2,042	$1,073	$15,675	$—	$28,286
Risk rating 6	—	428	39	21	—	—	650	—	1,138
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$3,654	$3,330	$826	$2,174	$2,042	$1,073	$16,325	$—	$29,424
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$2,970	$8,769	$6,607	$20,984	$26,797	$30,776	$17,715	$—	$114,618
Risk rating 7	—	—	95	—	—	1,944	100	—	2,139
Total	$2,970	$8,769	$6,702	$20,984	$26,797	$32,720	$17,815	$—	$116,757
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,288	$—	$1,288
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,405	$—	$1,405
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$1,535	$—	$—	$1,535
Risk rating 7	—	—	—	—	—	24	—	—	24
Total	$—	$—	$—	$—	$—	$1,559	$—	$—	$1,559
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Risk rating 1 to 5	$4,455	$945	$555	$481	$177	$200	$408	$—	$7,221
Risk rating 7	—	23	18	—	5	—	—	—	46
Total	$4,455	$968	$573	$481	$182	$200	$408	$—	$7,267
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$—	$1
Total loans receivable	$132,675	$198,744	$84,050	$131,055	$216,260	$541,622	$78,569	$—	$1,382,975
Total current period gross charge-offs	$—	$—	$47	$137	$1,422	$—	$18	$—	$1,624

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

Allowance for Credit Losses - Loans- The allowance for credit losses (“ACL”) is comprised of collectively evaluated and individually evaluated components. In determining the allowance, the Company estimates credit losses over the loan’s entire contractual term, adjusted for expected prepayments when appropriate. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, the borrowers who might be facing financial difficulty. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and modifications, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. The Company estimates the appropriate level of allowance for credit losses by evaluating loans collectively on a pooled basis when similar risk characteristics exist, and on an individual basis when management determines that a loan does not share similar risk characteristics with other loans.

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and six months ended June 30, 2026:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,251	$2,626	$1,939	$150	$22,966
Charge-offs	(574)	(849)	—	—	(1,423)
Recoveries	—	2	—	4	6
Additions to ACL - Loans via provision for credit losses charged to operations	3,744	493	108	5	4,350
ACL - Loans, at end of period	$21,421	$2,272	$2,047	$159	$25,899

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(591)	(1,032)	—	(1)	(1,624)
Recoveries	—	2	5	7	14
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	4,358	944	(188)	(6)	5,108
ACL - Loans, at end of period	$21,421	$2,272	$2,047	$159	$25,899

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and six months ended June 30, 2025, and the twelve months ended December 31, 2025:

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $457 at June 30, 2026, and $490 at December 31, 2025, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and six months ended June 30, 2026 and June 30, 2025.

	June 30, 2026 and Three Months Ended	June 30, 2025 and Three Months Ended	June 30, 2026 and Six Months Ended	June 30, 2025 and Six Months Ended
ACL - Unfunded Commitments - beginning of period	$482	$435	$490	$334
(Reversals)/additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(25)	192	(33)	293
ACL - Unfunded Commitments - End of period	$457	$627	$457	$627

Provision for Credit Losses - The provision for credit losses is determined by the Company as the amount to be added/ (reversed) to the ACL loss accounts for various types of financial instruments (including loans and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

	June 30, 2026 and Three Months Ended	June 30, 2025 and Three Months Ended	June. 30, 2026 and Six Months Ended	June. 30, 2025 and Six Months Ended
Provision for credit losses on:
Loans	$4,350	$1,158	$5,108	$807
Unfunded Commitments	(25)	192	(33)	293
Total provision for credit losses	$4,325	$1,350	$5,075	$1,100

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of June 30, 2026, and December 31, 2025, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
June 30, 2026
Commercial/Agricultural real estate:
Commercial real estate	$245	$5,637	$8,946	$14,828	$714,502	$729,330
Agricultural real estate	—	—	—	—	71,293	71,293
Multi-family real estate	—	—	8,970	8,970	244,102	253,072
Construction and land development	—	—	—	—	55,850	55,850
C&I/Agricultural operating:
Commercial and industrial	—	—	463	463	116,555	117,018
Agricultural operating	—	—	—	—	29,424	29,424
Residential mortgage:
Residential mortgage	1,669	284	61	2,014	114,743	116,757
Purchased HELOC loans	117	—	—	117	1,288	1,405
Consumer installment:
Originated indirect paper	—	—	—	—	1,559	1,559
Other consumer	62	15	—	77	7,190	7,267
Total	$2,093	$5,936	$18,440	$26,469	$1,356,506	$1,382,975

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2025
Commercial/Agricultural real estate:
Commercial real estate	$471	$572	$467	$1,510	$680,136	$681,646
Agricultural real estate	192	—	—	192	68,850	69,042
Multi-family real estate	—	—	8,970	8,970	236,521	245,491
Construction and land development	57	—	—	57	75,342	75,399
C&I/Agricultural operating:
Commercial and industrial	665	—	1,143	1,808	103,948	105,756
Agricultural operating	—	—	—	—	33,364	33,364
Residential mortgage:
Residential mortgage	1,419	132	44	1,595	120,071	121,666
Purchased HELOC loans	117	—	—	117	1,622	1,739
Consumer installment:
Originated indirect paper	—	—	—	—	2,225	2,225
Other consumer	29	2	1	32	3,965	3,997
Total	$2,950	$706	$10,625	$14,281	$1,326,044	$1,340,325

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status, of nonaccrual loans individually evaluated and of loans past due over 89 days and still accruing at June 30, 2026 and December 31, 2025, with no allowance for credit losses:

June 30, 2026	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$18,676	$9,733	$—
Agricultural real estate	2,254	270	—
Multi-family real estate	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,221	728	—
Residential mortgage:
Residential mortgage	323	323	18
Purchased HELOC loans	117	117	—
Consumer installment:
Other consumer	—	—	—
Total	$31,561	$11,171	$18

December 31, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,652	$4,454	$—
Agricultural real estate	464	272	—
Construction and land development	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,282	921	—
Residential mortgage:
Residential mortgage	368	368	—
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	—	—	1
Total	$15,853	$6,132	$1

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

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of June 30, 2026, and December 31, 2025.

	Collateral Type
June 30, 2026	Real Estate	Other Assets	Total
Commercial/Agricultural real estate:
Commercial real estate	$19,977	$—	$19,977
Agricultural real estate	2,254	—	2,254
Multi-family real estate	8,970	—	8,970
C&I/Agricultural operating:
Commercial and industrial	—	1,456	1,456
Agricultural operating	—	—	—
Residential mortgage:
Residential mortgage	2,181	—	2,181
Consumer installment:
Originated indirect paper	—	24	24
Other consumer	—	46	46
Total	$33,382	$1,526	$34,908

	Collateral Type
December 31, 2025	Real Estate	Other Assets	Total
Commercial/Agricultural real estate:
Commercial real estate	$8,808	$—	$8,808
Agricultural real estate	464	—	464
Construction and land development	8,970	—	8,970
C&I/Agricultural operating:
Commercial and industrial	—	3,176	3,176
Agricultural operating	—	—	—
Residential mortgage:
Residential mortgage	2,077	—	2,077
Consumer installment:
Originated indirect paper	—	28	28
Other consumer	—	2	2
Total	$20,319	$3,206	$23,525
There were no outstanding commitments to borrowers experiencing financial difficulty as of June 30, 2026. There were no unused lines of credit on loans with borrowers experiencing financial difficulties as of June 30, 2026.

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026.
.

The tables below detail Loan Modifications made to Borrowers Experiencing Financial Difficulty during the twelve months ended June 30, 2026:

	Term Extension
Loan Class	Amortized Cost Basis at June 30, 2026	% of Total Class of Financing Receivables
Commercial and industrial	$28	0.02%

	Other-Than-Insignificant Payment Delay
Loan Class	Amortized Cost Basis at June 30, 2026	% of Total Class of Financing Receivables
Agricultural real estate	$1,984	2.78%
Residential mortgage	$120	0.10%

The following tables describe the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the twelve months ended June 30, 2026:

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
The following table shows the performance of such loans that have been modified during the twelve months ended June 30, 2026.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Agricultural real estate	$1,984	$—	$—	$—
Commercial and industrial	—	—	—	28
Residential mortgage	—	120	—	—
Total	$1,984	$120	$—	$28

The following table shows the performance of such loans that have been modified during the twelve months ended June 30, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due
Commercial real estate	$5,902	$—	$—	$—
Agricultural real estate	200	—	—	—
Commercial and industrial	661	—	—	—
Agricultural operating	171	—	—	—
Residential mortgage	17	120	—	—
Other consumer	2	—	—	—
Total	$6,953	$120	$—	$—

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of June 30, 2026 and December 31, 2025, were $471,803 and $474,045, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $5,450 and $2,841 at June 30, 2026 and December 31, 2025, respectively.
Mortgage servicing rights activity for the three and six month periods ended June 30, 2026 and June 30, 2025, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Six Months Ended	As of and for the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,484	$3,583	$3,494	$3,663
Increase in mortgage servicing rights resulting from transfers of financial assets	142	113	293	173
Amortization during the period	(173)	(148)	(334)	(288)
Mortgage servicing rights, end of period	3,453	3,548	3,453	3,548
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	—
Additions	—	—	—	—
Recoveries	—	—	—	—
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$3,453	$3,548	$3,453	$3,548
Fair value of mortgage servicing rights; end of period	$5,108	$5,099	$5,108	$5,099
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $299 and $301 for the three months ended June 30, 2026 and June 30, 2025, respectively. Servicing fees totaled $599 and $602 for the six months ended June 30, 2026 and June 30, 2025, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at June 30, 2026, was determined using discount rates ranging from 9.750% to 12.750%. Fair value at June 30, 2025, was determined using discount rates ranging from 9.500% to 12.500%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.33 to 2.25 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of June 30, 2026, we have no lease commitments that have not yet commenced. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Three Months Ended
	June 30, 2026	June 30, 2025
The components of total lease cost were as follows:
Operating lease cost	$214	$204
Variable lease cost	40	42
Total lease cost	$254	$246

The components of total lease income were as follows:
Operating lease income	$28	$43

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$251	$252

	June 30, 2026	December 31, 2025
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$561	$764
Operating lease liabilities (2)	$633	$950

Weighted average remaining lease term in years; operating leases	1.92	2.30
Weighted average discount rate; operating leases	3.40%	3.39%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2026	$223	$23
2027	392	31
2028	176	31
2029	—	18
Thereafter	—	—
Total	791	$103
Less: effects of discounting	(158)
Lease liability recognized	$633
In March 2026, our lease for a former bank branch office was terminated. The $112 gain on termination of this lease was recorded in other non-interest income in the consolidated statements of operations.

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Non-interest bearing demand deposits	$274,822	$264,394
Interest bearing demand deposits	384,101	367,958
Savings accounts	145,390	151,525
Money market accounts	408,305	392,900
Certificate accounts	341,799	347,322
Total deposits	$1,554,417	$1,524,099

At June 30, 2026, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2026, which is the six months ended:

December 31, 2026	$231,708
December 31, 2027	106,473
December 31, 2028	1,720
December 31, 2029	1,237
December 31, 2030	354
After December 31, 2030	307
Total	$341,799

Certificate accounts of $250 or more were $53,501 and $57,136 at June 30, 2026 and December 31, 2025, respectively.
Brokered deposits were $5,229 at June 30, 2026 and consisted of no brokered certificate accounts and $5,229 of brokered money market accounts. Brokered deposits were $5,168 at December 31, 2025 and consisted of no brokered certificate accounts and $5,168 of brokered money market accounts.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at June 30, 2026 and December 31, 2025, is as follows:

	June 30, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2026	$0	—%	—%	2025	$0	—%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.00%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.00%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(115)				(196)
Total other borrowings		$51,885				$51,804

Totals		$51,885				$51,804
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,054,168 and $1,017,631 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $427,527 compared to $433,654 as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 and $5,000, during the six months ended June 30, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of June 30, 2026 and December 31, 2025.
(4) Senior notes, entered into by the Company consist of the following:
(a) A $12,000 term note, which was originally entered into in June 2019 and subsequently refinanced in March 2022, modified in February 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
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
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Company when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The LOC balances were $192,500 and $171,000 at June 30, 2026 and December 31, 2025, respectively.
Federal Reserve Borrowings
At June 30, 2026 and December 31, 2025, the Bank had the ability to borrow $23,672 and $24,484 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $31,118 and $32,056 as of June 30, 2026 and December 31, 2025, respectively. There were no Federal Reserve borrowings outstanding as of June 30, 2026, and December 31, 2025.
Federal Funds Purchased Lines of Credit
As of June 30, 2026 and December 31, 2025, the Bank maintained two unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2026, or December 31, 2025.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2026
Total capital (to risk weighted assets)	$217,120	14.2%	$122,375	> =	8.0%	$152,969	> =	10.0%
Tier 1 capital (to risk weighted assets)	197,910	12.9%	91,781	> =	6.0%	122,375	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	197,910	12.9%	68,836	> =	4.5%	99,430	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	197,910	11.2%	70,602	> =	4.0%	88,252	> =	5.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at June 30, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2026
Total capital (to risk weighted assets)	$225,950	14.7%	$122,605	> =	8.0%
Tier 1 capital (to risk weighted assets)	171,704	11.2%	91,954	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	171,704	11.2%	68,965	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	171,704	9.7%	70,715	> =	4.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of June 30, 2026, no stock options were granted under this plan and 349,648 restricted shares were granted under this plan. This amount includes 11,180 shares of performance based restricted stock granted in 2023 and issued in January 2026 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2023 and ending December 31, 2025. The amount also includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2022 and ending December 31, 2024.
On June 16, 2026, the stockholders of Citizens Community Bancorp, Inc. approved the 2026 Omnibus Incentive Plan for a term of 10 years. The aggregate number of shares of common stock initially reserved and available for issuance under the 2026 Omnibus Incentive Plan was 300,000 shares. As of June 30, 2026, no shares and no stock options had been granted under this plan. As of June 16, 2026, the remaining 352 shares authorized to be issued under the 2018 Equity Incentive Plan were cancelled upon approval of the 2026 Omnibus Incentive Plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of June 30, 2026, there are no awarded unvested restricted shares, and 14,500 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $8 and $12 for the three and six months ended June 30, 2026, compared to $34 and $102 for the three and six months ended June 30, 2025.

Restricted Common Stock Award

	June 30, 2026		December 31, 2025
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	6,109	$12.36	39,171	$12.48
Granted	6,500	20.63	—	—
Issued and vested	(6,109)	12.36	(33,062)	12.50
Forfeited	—	—	—	—
Unvested and outstanding at end of period	6,500	$20.63	6,109	$12.36

	June 30, 2026
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	18,321	$12.36
2023 performance shares below target	(7,141)	12.36
Issued and vested	(11,180)	12.36
Unvested at end of period	—	$—

	December 31, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares granted above target	1,154	14.00
Issued and vested	(16,021)	14.00
Unvested at end of period	18,321	$12.36
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
June 30, 2026
Outstanding at beginning of year	35,500	$11.98
Exercised	(21,000)	10.79
Outstanding at end of period	14,500	$13.69	1.23	$141
Exercisable at end of period	14,500	$13.69	1.23	$141
December 31, 2025
Outstanding at beginning of year	52,000	11.62
Exercised	(16,500)	10.84
Outstanding at end of year	35,500	11.98	1.06	207
Exercisable at end of year	35,500	$11.98	1.06	$207
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Six months ended June 30, 2026	Twelve months ended December 31, 2025
Intrinsic value of options exercised	$197	$84
Cash received from options exercised	$227	$179
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the plan and records any change to this liability as compensation expense in the consolidated statement of operations. At June 30, 2026 and December 31, 2025, the related liability was $752 and $494, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended June 30, 2026 and June 30, 2025, the Company recorded related expense of $275 and $72, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded related expense of $461 and $131, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Investment securities:
U.S. government agency obligations	$7,229	$—	$7,229	$—
Mortgage-backed securities	63,988	—	63,988	—
Corporate debt securities	42,504	—	42,504	—
Student loan asset-backed securities	14,714	—	14,714	—
Total investment securities	128,435	—	128,435	—
Equity Investments:
Farmer Mac equity securities	571	571	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,591	—	—	—
Total equity investments	6,287	571	—	1,125
Total	$134,722	$571	$128,435	$1,125

December 31, 2025
Investment securities:
U.S. government agency obligations	$10,773	$—	$10,773	$—
Mortgage-backed securities	66,684	—	66,684	—
Corporate debt securities	40,682	—	40,682	—
Student loan asset-backed securities	15,964	—	15,964	—
Total investment securities	134,103	—	134,103	—
Equity Investments:
Farmer Mac equity securities	505	505	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,210	—	—	—
Total equity investments	5,840	505	—	1,125
Total	$139,943	$505	$134,103	$1,125

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
At June 30, 2026 and December 31, 2025, the Company owned $1,125 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three and six month periods ended June 30, 2026 and June 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and six month periods ended June 30, 2026 and June 30, 2025.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Foreclosed and repossessed assets, net	$850	$—	$—	$850
Collateral dependent loans	15,013	—	—	15,013
Total	$15,863	$—	$—	$15,863
December 31, 2025
Foreclosed and repossessed assets, net	$857	$—	$—	$857
Collateral dependent loans	10,360	—	—	10,360
Total	$11,217	$—	$—	$11,217
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

The following table represents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine their fair value at
June 30, 2026 and December 31, 2025:

	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs (2)	Range
June 30, 2026
Foreclosed and repossessed assets, net	$850	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$15,013	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
December 31, 2025
Foreclosed and repossessed assets, net	$857	Appraisal value	Estimated costs to sell	10% - 15%
Collateral dependent loans	$10,360	Appraisal value / Internal Collateral valuations	Estimated costs to sell	10% - 15%
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
The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		June 30, 2026		December 31, 2025
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$121,762	$121,762	$118,853	$118,853
Securities available-for-sale “AFS”	(Level II)	128,435	128,435	134,103	134,103
Securities held-to-maturity “HTM”	(Level II)	77,415	61,481	80,210	64,117
Farmer Mac equity securities	(Level I)	571	571	505	505
Preferred equity	(Level III)	1,125	1,125	1,125	1,125
Equity investments valued at NAV(1)	N/A	4,591	N/A	4,210	N/A
Other investments	(Level II)	12,485	12,485	12,506	12,506
Loans receivable, net	(Level III)	1,357,076	1,343,743	1,317,924	1,297,841
Loans held for sale - Residential mortgage	(Level I)	941	941	2,338	2,338
Loans held for sale - SBA /FSA	(Level II)	—	—	2,616	2,616
Mortgage servicing rights	(Level III)	3,453	5,108	3,494	4,652
Accrued interest receivable	(Level I)	6,180	6,180	6,126	6,126
Financial liabilities:
Deposits (excluding demand deposits)	(Level III)	$895,494	$895,099	$891,747	$891,663
FHLB advances	(Level II)	—	—	—	—
Other borrowings	(Level II)	51,885	50,950	51,804	49,988
Accrued interest payable	(Level I)	3,126	3,126	3,680	3,680
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(Share count in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic
Net income attributable to common stockholders	$1,102	$3,270	$4,857	$6,467
Weighted average common shares outstanding	9,642	9,989	9,634	9,989
Basic earnings per share	$0.11	$0.33	$0.50	$0.65
Diluted
Net income attributable to common stockholders	$1,102	$3,270	$4,857	$6,467
Weighted average common shares outstanding	9,642	9,989	9,634	9,989
Add: Dilutive stock options outstanding	5	8	4	10
Average shares and dilutive potential common shares	9,647	9,997	9,638	9,999
Diluted earnings per share	$0.11	$0.33	$0.50	$0.65
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At June 30, 2026 and June 30, 2025, there were no exercisable stock options with a potentially dilutive effect excluded from diluted shares outstanding. All exercisable stock options had stock prices less than the quarterly average closing price of the Company’s common stock.

NOTE 12 – OTHER COMPREHENSIVE INCOME
The following tables show the tax effects allocated to each component of other comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$344	$(129)	$215	$133	$(52)	$81
Other comprehensive income	$344	$(129)	$215	$133	$(52)	$81

	Six Months Ended
	June 30, 2026			June 30, 2025
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized gains arising during the period	$668	$(224)	$444	$2,023	$(487)	$1,536
Other comprehensive income	$668	$(224)	$444	$2,023	$(487)	$1,536
The changes in the accumulated balances for each component of other comprehensive income, net of tax for the twelve months ended December 31, 2025 and the six months ended June 30, 2026 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	5,238	3,953
Ending balance, December 31, 2025	$(17,515)	$(12,467)
Current year-to-date other comprehensive income	668	444
Ending balance, June 30, 2026	$(16,847)	$(12,023)

There were no reclassifications out of accumulated other comprehensive income for the three and six month periods ended June 30, 2026 and June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Interest and dividend income	$22,034	$22,502	$43,550	$43,605

Reconciliation of revenue
Other Revenue	2,607	2,836	5,706	5,429
Total consolidated revenues	24,641	25,338	49,256	49,034

Less:
Interest expense	8,530	9,191	17,036	18,700
Segment net interest income and non-interest income	16,111	16,147	32,220	30,334

Less:
Provision for credit losses	4,325	1,350	5,075	1,100
Compensation and related benefits (expense)	5,712	6,008	11,778	11,605
Other expenses	4,837	4,742	9,498	9,608
Provision for income taxes (expense)	135	777	1,012	1,554
Segment net income/consolidated net income	$1,102	$3,270	$4,857	$6,467

Other segment disclosures:
Interest income	$22,034	$22,502	$43,550	$43,605
Interest expense	$8,530	$9,191	$17,036	$18,700
Depreciation	$487	$518	$961	$1,044
Amortization	$113	$179	$226	$358
Other significant noncash items:
Provision for credit losses	$4,325	$1,350	$5,075	$1,100

Reconciliation of assets:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total assets for reportable segments	$1,814,309	$1,735,164	$1,814,309	$1,735,164
Other assets	—	—	—	—
Total consolidated assets	$1,814,309	$1,735,164	$1,814,309	$1,735,164

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, (“2025 10-K”), Item 1A in Part II of this report, and the following:
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
•public company reporting obligations;
•costs and risks associated with responding to actions of activist stockholders;
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2026, and our consolidated results of operations for the three and six months ended June 30, 2026, compared to the same period in the prior fiscal year ended June 30, 2025. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2025 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
We reported net income of $1.1 million and $4.9 million, or $0.11 and $0.50 per diluted share for the three and six months ended June 30, 2026, compared to net income of $3.3 million and $6.5 million, or $0.33 and $0.65 per diluted share for the three and six months ended June 30, 2025, respectively.
The following is a summary of some of the significant factors that affected our operating results for the three and six months ended June 30, 2026, and June 30, 2025.
Compared to the second quarter of 2025, the second quarter of 2026 net interest income increased $0.2 million. The second quarter of 2026 increase from the same period in 2025 was largely due to: (1) a $0.7 million decrease in interest expense due to lower deposit costs; (2) the impact of the September 2025 subordinated debt redemption; and (3) the impact of higher portfolio yields which was partially offset by: (1) a $0.5 million decrease in interest income due to $1.1 million of loan payoff income recognized in the second quarter of 2025; (2) the impact of higher nonaccrual loan balances; and (3) the repurchase of delinquent government loans in the second quarter of 2026.
The total provision for credit losses for the second quarter ended June 30, 2026, was $4.325 million compared to a provision for credit losses of $1.350 million for the quarter ended June 30, 2025. The second quarter of 2026 provision was largely due to: (1) a net increase of $3.1 million in specific reserves on nonaccrual loans to $6.3 million and (2) charge-offs of $1.4 million. The second quarter of 2025 provision was largely due to: (1) the impact of three 30-89 days delinquent commercial relationships resulting in a $0.7 million provision; (2) the impact of modestly worsening macro-economic assumptions used by our third party provider of $0.3 million; (3) provision on new loans with longer contractual life outpacing previously established provisions on prepaying and maturing loans of $0.15 million; and (4) an increase in off-balance sheet commitments for new construction loan originations of $0.2 million.
Non-interest income decreased $0.2 million in the second quarter of 2026, compared to the second quarter of 2025, primarily due to lower gains on the sale of loans of $0.3 million.
Non-interest expense decreased $0.2 million in the second quarter of 2026 from $10.8 million in the second quarter of 2025. The decrease was primarily due to lower compensation costs and lower data processing costs.
Provision for income taxes decreased to $0.14 million in the second quarter of 2026, from $0.78 million in the second quarter of 2025, primarily due to lower pre-tax income and a lower effective tax rate.
For the six months ended June 30, 2026, net interest income increased $1.6 million from the same period in 2025. The impact of higher loan portfolio yields and lower deposit interest expense in the first quarter of 2026 compared to the first quarter of 2025 were the primary reasons for the change along with the second quarter of 2026 changes discussed above.

The total provision for credit losses for the six months ended June 30, 2026, was $5.075 million compared to a provision for credit losses of $1.100 million for the six months ended June 30, 2025. The $3.0 million was attributable to the factors discussed above. The total provision for credit losses for the first quarter ended March 31, 2026, was $0.75 million compared to a negative provision for credit losses of $0.25 million for the quarter ended March 31, 2025. The first quarter of 2026 provision was largely due to: (1) a net increase of $0.4 million, with increases in reserves on impaired loans, partially offset by lower loss rates on collectively evaluated loans; (2) modest charge-offs of $0.2 million; (3) an increase in economic scenarios based on information provided by our third-party model provider of $0.1 million; and (4) the net impact of new loan growth, net of a decrease in the portfolio duration of $0.05 million. The total benefit, i.e., negative provision, for credit losses for the first quarter ended March 31, 2025, of $0.25 million was due to decreases in ACL related to a decrease in on-balance sheet ACL of $0.35 million, partially offset by an increase in off-balance sheet reserves to fund commitments of $0.1 million.
Non-interest income increased $0.3 million for the six-month period ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in other income in the first quarter of 2026 due to the reversal of a $0.1 million lease liability and $0.1 million higher loan servicing income.
Non-interest expense increased slightly by $63 thousand in the six-month period ended June 30, 2026, compared to the same period in 2025, primarily due to higher second quarter other expense primarily due to higher nonperforming asset, higher compensation expense and higher professional services, partially offset by lower data processing expenses.
Provision for income taxes decreased by 0.5 million in the six months ended June 30, 2026, compared to the same period in 2025, due to a decrease in pre-tax income and a lower effective tax rate.
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
Our determination of the allowance for credit losses - loans is based on: (1) an individual allowance for specifically identified and evaluated loans that management has determined have unique risk characteristics. For these loans, the estimated loss is based on likelihood of default, payment history, and net realizable value of underlying collateral. Allowance for credit losses for collateral dependent loans are based on the fair value of the underlying collateral relative to the amortized cost of the loans. For loans that are not collateral dependent, the allowance for credit losses is based on the present value of expected future cash flows discounted at the loan’s original effective interest rate through the repayment period and (2) a collective allowance for loans not specifically identified in (1) above. The allowance for these loans is estimated by pooling loans with a similar risk profile and calculating a collective loss rate using the pool’s risk drivers, historical loss experience, and reasonable and supportable future economic forecasts to project lifetime losses. This collectively estimated loss is adjusted for qualitative factors.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and six-month periods ended June 30, 2026, and June 30, 2025, respectively.
Net interest income was $13.5 million for the three months ended June 30, 2026, compared to $13.3 million for the three months ended June 30, 2025. The second quarter 2026 increase from the same period in 2025 was largely due to: (1) $0.7 million decrease in interest expense largely due to the impact of the Federal Open Market Committee (“FOMC’) overnight Fed Funds interest rates decreasing 75 basis points in the third and fourth quarters of 2025 and lower expense due to the redemption of $15 million of 6% subordinated debt in the third quarter of 2025; and (2) higher loan portfolio interest rates, partially offset by: (1) a reduction in loan interest income of $1.1 million as the second quarter of 2025 and various income recognized, largely due to loan payoffs; (2) lower interest income in the second quarter of 2026 due to the impact of an increase in nonaccrual loans and the repurchase of delinquent government loans; and (3) the impact of lower interest rates on cash and cash equivalents resulting from a 75 basis points reduction in overnight interest rates in the third and fourth quarter of 2025 by the FOMC.
The net interest margin for the three-month period ended June 30, 2026, decreased to 3.22%, compared to 3.27%, for the three-month period ended June 30, 2025. The lower net interest margin was due to a 28 basis point reduction in loan yields due to loan interest income discussed above partially offset by lower liability costs of 27 basis points.
Net interest income was $26.5 million for the six-month period ended June 30, 2026, compared to $24.9 million for the six months ended June 30, 2025. The impact of higher loan portfolio yields and lower deposit interest expense in the first quarter of 2026 compared to the first quarter of 2025 were the primary reasons for the change along with the second quarter of 2026 changes discussed above.
The net interest margin for the six-month period ended June 30, 2026, increased to 3.20%, compared to 3.06%, for the six-month period ended June 30, 2025. The higher net interest margin was primarily due to a decrease in liability costs of 29 basis points, mainly due to: (1) lower short-term Fed Funds interest rates discussed above; (2) a decrease in the cost of FHLB advances; and (3) the September 2025 redemption of 6% $15 million subordinated debt; which was partially offset by: (1) lower short-term interest rates effecting both cash and cash equivalent and equity security yields; (2) lower comparable loan yields due to one-time June 2025 loan income recognition, largely due to loan payoffs; and (3) the second quarter 2026 negative impact of an increase in nonaccrual loans and the repurchase of government guaranteed loans, which was partially offset by higher loan portfolio yields.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and six-month periods ended June 30, 2026, and June 30, 2025. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$98,575	$908	3.69%	$44,377	$493	4.46%
Loans	1,363,849	19,322	5.68%	1,353,332	20,105	5.96%
Investment securities	209,228	1,650	3.16%	223,318	1,735	3.12%
Other investments	12,491	154	4.95%	12,400	169	5.47%
Total interest earning assets	$1,684,143	$22,034	5.25%	$1,633,427	$22,502	5.53%
Average interest-bearing liabilities:
Savings accounts	$148,055	$276	0.75%	$160,849	$335	0.84%
Demand deposits	389,098	1,862	1.92%	372,723	1,986	2.14%
Money market	401,145	2,534	2.53%	361,420	2,510	2.79%
CD’s	342,800	3,147	3.68%	342,959	3,456	4.04%
Total deposits	$1,281,098	$7,819	2.45%	$1,237,951	$8,287	2.69%
FHLB Advances and other borrowings	51,920	711	5.49%	61,781	904	5.87%
Total interest-bearing liabilities	$1,333,018	$8,530	2.57%	$1,299,732	$9,191	2.84%
Net interest income		$13,504			$13,311
Interest rate spread			2.68%			2.69%
Net interest margin			3.22%			3.27%
Average interest earning assets to average interest-bearing liabilities			1.26			1.26

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$102,093	$1,870	3.69%	$46,097	$1,017	4.45%
Loans receivable	1,346,246	38,091	5.71%	1,358,314	38,707	5.75%
Investment securities	211,806	3,279	3.12%	225,902	3,544	3.16%
Other investments	12,497	310	5.00%	12,448	337	5.46%
Total interest earning assets	$1,672,642	$43,550	5.25%	$1,642,761	$43,605	5.35%
Average interest bearing liabilities:
Savings accounts	$150,168	$585	0.79%	$163,908	$742	0.91%
Demand deposits	383,082	3,630	1.91%	377,512	4,018	2.15%
Money market accounts	397,571	5,042	2.56%	363,463	5,046	2.80%
CD’s	343,642	6,353	3.73%	343,353	7,078	4.16%
Total deposits	$1,274,463	$15,610	2.47%	$1,248,236	$16,884	2.73%
FHLB advances and other borrowings	51,872	1,426	5.54%	63,200	1,816	5.79%
Total interest bearing liabilities	$1,326,335	$17,036	2.59%	$1,311,436	$18,700	2.88%
Net interest income		$26,514			$24,905
Interest rate spread			2.66%			2.47%
Net interest margin			3.20%			3.06%
Average interest earning assets to average interest bearing liabilities			1.26			1.25

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. Changes in asset volume include an increase in interest-bearing cash, resulting from the cash deployment of the 2025 loan shrinkage as the bank reduced non-strategic relationships, and the reinvestment of investment securities amortization of mortgage-backed certificates, U.S. government securities and student loan asset-backed securities into interest-bearing cash and the increase in deposits being invested in interest-bearing cash at the Federal Reserve.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$524	$(109)	$415
Loans	155	(938)	(783)
Investment securities	(111)	26	(85)
Other investments	1	(16)	(15)
Total interest earning assets	569	(1,037)	(468)
Interest expense:
Savings accounts	(25)	(34)	(59)
Demand deposits	85	(209)	(124)
Money market accounts	263	(239)	24
CD’s	(2)	(307)	(309)
Total deposits	321	(789)	(468)
FHLB Advances and other borrowings	(137)	(56)	(193)
Total interest bearing liabilities	184	(845)	(661)
Net interest income	$385	$(192)	$193

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1,075	$(222)	$853
Loans receivable	(343)	(273)	(616)
Investment securities	(219)	(46)	(265)
Other investments	1	(28)	(27)
Total interest earning assets	514	(569)	(55)
Interest expense:
Savings accounts	(59)	(98)	(157)
Demand deposits	59	(447)	(388)
Money market accounts	453	(457)	(4)
CD’s	6	(731)	(725)
Total deposits	459	(1,733)	(1,274)
FHLB advances and other borrowings	(285)	(105)	(390)
Total interest bearing liabilities	174	(1,838)	(1,664)
Net interest income	$340	$1,269	$1,609
The table below shows the principal balance and current contractual rate of fixed-rate loans, securities, and certificates of deposits as of June 30, 2026, that mature or reprice for the remaining two quarters of 2026 and the four quarters of 2027.
Portfolio Contractual Fixed Rate Repricing by Future Quarters:
(in millions, except yields)

	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Maturing or Repricing Loans:
Contractual balance	$93	$96	$53	$67	$43	$68
Contractual interest rate	3.82%	3.92%	4.13%	4.60%	4.99%	5.33%
Maturing or Repricing Securities:
Contractual balance	$7	$3	$3	$—	$4	$—
Contractual interest rate	3.44%	3.35%	3.31%	—%	5.93%	—%
Maturing Certificate Accounts:
Contractual balance	$134	$98	$66	$27	$12	$—
Contractual interest rate	3.77%	3.70%	3.64%	3.54%	3.57%	—%

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
The total provision for credit losses for the second quarter ended June 30, 2026, was $4.325 million compared to a provision for credit losses of $1.350 million for the quarter ended June 30, 2025. The second quarter of 2026 provision was largely due to: (1) a net increase of $3.1 million, in specific reserves on nonaccrual loans to $6.3 million and (2) charge-offs of

$1.4 million. The second quarter of 2025 provision expense was largely due to: (1) the impact of three 30-89 day delinquent commercial relationships resulting in a $0.7 million provision; (2) the impact of modestly worsening macro-economic assumptions used by our third party provider of $0.3 million; (3) provisions on new loans with longer contractual life outpacing previously established provisions on prepaying and maturing loans of $0.15 million; and (4) an increase in off-balance sheet commitments from new construction loan originations of $0.2 million.
The total provision for credit losses for the six months ended June 30, 2026, was $5.075 million compared to a provision for credit losses of $1.100 million for the six months ended June 30, 2025. The second quarter of 2026 changes compared to the second quarter of 2025 are discussed above. The total provision for credit losses for the first quarter ended March 31, 2026, was $0.75 million compared to a negative provision for credit losses of $0.25 million for the quarter ended March 31, 2025. The first quarter of 2026 provision was largely due to: (1) a net increase of $0.4 million, with increases in reserves on impaired loans, partially offset by lower loss rates on collectively evaluated loans; (2) modest charge-offs of $0.2 million; (3) an increase in economic scenarios based on information provided by our third-party model provider of $0.1 million; and (4) the net impact of new loan growth, net of a decrease in the portfolio duration of $0.05 million. The total benefit, i.e., negative provision, for credit losses for the first quarter ended March 31, 2025, of $0.25 million was due to decreases in ACL related to a decrease in on-balance sheet ACL of $0.35 million; partially offset by an increase in off-balance sheet reserves to fund commitments of $0.1 million.
Note that in discussing ACL allocations, the entire ACL balance is available for any loan that, in management’s judgment, should be charged off.
Management believes that the provision recorded for the current year’s three and six-month periods is adequate in view of the present condition of our loan portfolio and the sufficiency of collateral supporting our nonperforming loans. We continually monitor nonperforming loan relationships and will adjust our provision, as necessary, if changing facts and circumstances require a change in the ACL. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers, or our market areas, or otherwise, could all affect the adequacy of our ACL. If there are significant charge-offs against the ACL, or we otherwise determine that the ACL is inadequate, we will need to record an additional provision in the future.
Non-interest Income. The following table reflects the various components of non-interest income for the three and six-month periods ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest Income:
Service charges on deposit accounts	$460	$432	6.48%	$920	$855	7.60%
Interchange income	556	564	(1.42)%	1,057	1,082	(2.31)%
Loan servicing income	593	565	4.96%	1,254	1,124	11.57%
Gain on sale of loans	442	699	(36.77)%	1,463	1,419	3.10%
Loan fees and service charges	129	237	(45.57)%	267	357	(25.21)%
Net gains on equity securities	160	99	N/M	101	109	N/M
Other	267	240	11.25%	644	483	33.33%
Total non-interest income	$2,607	$2,836	(8.07)%	$5,706	$5,429	5.10%
N/M means not meaningful
Loan servicing income increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, largely due to higher originated servicing income recorded due to higher residential gains on sale.
Gain on sale of loans decreased in the three-month period ended June 30, 2026, compared to the three-month period ended June 30, 2025. Lower gains on SBA loan sales contributed to most of the decrease, partially offset by higher residential gains on sale.
Loan fees and service charges decreased for the three-month and six-month period ended June 30, 2026, compared to the same periods in 2025 due to lower customer activity in the second quarter of 2026.

Other income increased for the six-month period ending June 30, 2026, compared to the same period in 2025, primarily due to the termination of the remaining lease obligation in the first quarter of 2026 on a previously closed branch. To a lesser extent, income for Bank owned life insurance increased.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and six-month periods ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest Expense:
Compensation and related benefits	$5,712	$6,008	(4.93)%	$11,778	$11,605	1.49%
Occupancy	1,240	1,196	3.68%	2,518	2,483	1.41%
Data processing	1,302	1,753	(25.73)%	2,719	3,472	(21.69)%
Amortization of intangible assets	113	179	(36.87)%	226	358	(36.87)%
Mortgage servicing rights expense, net	173	148	16.89%	334	288	15.97%
Advertising, marketing and public relations	207	194	6.70%	433	361	19.94%
FDIC premium assessment	200	191	4.71%	431	389	10.80%
Professional services	514	432	18.98%	1,119	940	19.04%
Gains on repossessed assets, net	(12)	—	N/M	(12)	4	N/M
Other	1,100	649	69.49%	1,730	1,313	31.76%
Total non-interest expense	$10,549	$10,750	(1.87)%	$21,276	$21,213	0.30%

Non-interest expense (annualized) / Average assets	2.35%	2.47%	(4.86)%	2.40%	2.44%	(1.64)%
N/M means not meaningful
Compensation expense for the three-month period ended June 30, 2026, decreased from the same period in 2025, due to lower incentive accruals partially offset by the annual merit raises included in the last payroll period of the first quarter.
Data processing expense for the three and six-months ended June 30, 2026, decreased from the same 2025 periods, largely due to contract renegotiations which lowered our costs.
Amortization of intangibles decreased for the three-month and six-month periods ending June 30, 2026, from the same 2025 periods, as an intangible was fully amortized in the third quarter of 2025.
Other expense for the three and six-months ended June 30, 2026, increased from the same 2025 periods, primarily due to costs associated with higher nonperforming assets in the second quarter of 2026.
Income Taxes. Provision for income taxes decreased to $0.14 million in the second quarter of 2026, from $0.78 million in the second quarter of 2025. For the six months ended June 30, 2026, income tax expense decreased $0.5 million to $1.0 million, compared to the same period in 2025. The effective tax rate was 10.9% for the quarter ended June 30, 2026, compared to 18.9% for the quarter ended March 31, 2026, and 19.2% for the quarter ended June 30, 2025. The decrease in the effective tax rate in the second quarter of 2026 from the first quarter of 2026 was due to (1) the reduction in the effective tax rate for the full year, based on lower pre-tax income, with the six-month impact recognized in the second quarter resulting in a lower effective tax rate of 4.6% and (2) a reduction in the effective tax rate of 3.4% due to the increased benefit of securities maturities.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents increased $2.9 million to $121.8 million at June 30, 2026, compared to $118.9 million at December 31, 2025. This increase was primarily due to deposit growth partially offset by loan growth.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk, and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $5.7 million during the six months ended June 30, 2026, to $128.4 million from $134.1 million at December 31, 2025. There were principal repayments of $7.6 million and redemptions of $3.1 million in the corporate debt portfolio. These reductions were partially offset by purchases of $4.3 million of corporate debt and a decrease in the unrealized loss of $0.7 million.
Securities held-to-maturity decreased $2.8 million to $77.4 million during the six-month period ended June 30, 2026, from $80.2 million at December 31, 2025, due to principal repayments.
The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
June 30, 2026
U.S. government agency obligations	$7,257	$7,229
Mortgage-backed securities	79,531	63,988
Corporate debt securities	43,618	42,504
Student loan asset-backed securities	14,876	14,714
Totals	$145,282	$128,435
December 31, 2025
U.S. government agency obligations	$10,811	$10,773
Mortgage-backed securities	82,264	66,684
Corporate debt securities	42,394	40,682
Student loan asset-backed securities	16,149	15,964
Totals	$151,618	$134,103

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
June 30, 2026
Obligations of states and political subdivisions	$300	$291
Mortgage-backed securities	77,115	61,190
Totals	$77,415	$61,481
December 31, 2025
Obligations of states and political subdivisions	$400	$388
Mortgage-backed securities	79,810	63,729
Totals	$80,210	$64,117

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	June 30, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$88,288	$72,743	$93,075	$77,458
AAA	1,370	1,362	4,613	4,595
AA	12,949	12,826	11,536	11,369
A	3,457	3,313	2,250	2,097
BBB	39,218	38,191	40,144	38,584
Total available-for-sale securities	$145,282	$128,435	$151,618	$134,103
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	June 30, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$77,115	$61,190	$79,810	$63,729
A	300	291	400	388
Total	$77,415	$61,481	$80,210	$64,117
At June 30, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $31.1 million as collateral to secure a line of credit with the Federal Reserve Bank. As of June 30, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of June 30, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.04 million and mortgage-backed securities with a carrying value of $1.7 million as collateral against specific municipal deposits. As of June 30, 2026, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $0.04 billion, to $1.38 billion as of June 30, 2026, from $1.34 billion at December 31, 2025. The following table reflects the composition of our loan portfolio at June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$731,028	52.8%	$683,108	51.0%
Agricultural real estate	71,382	5.2%	69,136	5.2%
Multi-family real estate	253,244	18.3%	245,688	18.3%
Construction and land development	56,090	4.1%	75,767	5.6%
Residential mortgage
Residential mortgage	117,083	8.5%	122,025	9.1%
Purchased HELOC loans	1,405	0.1%	1,739	0.1%
Total real estate loans	1,230,232	89.0%	1,197,463	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	117,215	8.5%	105,907	7.9%
Agricultural operating	29,427	2.1%	33,375	2.5%
Consumer installment
Originated indirect paper	1,559	0.1%	2,224	0.2%
Other consumer	7,267	0.5%	3,997	0.3%
Total C&I/Agricultural operating and Consumer installment Loans	155,468	11.2%	145,503	10.9%
Gross loans	$1,385,700	100.2%	$1,342,966	100.2%
Unearned net deferred fees and costs and loans in process	(2,638)	(0.2)%	(2,528)	(0.2)%
Unamortized discount on acquired loans	(87)	—%	(113)	—%
Total loans (net of unearned income and deferred expense)	1,382,975	100.0%	1,340,325	100.0%
Allowance for credit losses	(25,899)		(22,401)
Total loans receivable, net	$1,357,076		$1,317,924
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

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at June 30, 2026:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$475	$256	$253	$56
Number of Loans	718	384	129	75
Average Loan Size in Millions	$0.7	$0.7	$2.0	$0.8
Approximate Weighted Average LTV	54%	49%	61%	64%
Weighted Average Seasoning in Months	48	46	49	16
Trailing 12 Month Net Charge-Offs	(0.01)%	0.24%	0.00%	0.00%
Criticized Loans in Millions	$14.5	$15.8	$11.1	$0.0
Criticized Loans as a Percent of Total	3.0%	6.2%	4.4%	0.0%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	82%	65%	74%
Minnesota	19%	13%	25%	2%
Other	33%	5%	10%	24%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at June 30, 2026:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$152	$100	$62	$36
Number of Loans	70	24	83	70
Average Loan Size in Millions	$2.2	$4.1	$0.7	$0.5
Approximate Weighted Average LTV	48%	55%	52%	55%
Weighted Average Seasoning in Months	45	49	48	38
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$5.7	$3.0	$3.2	$0.3
Criticized Loans as a Percent of Total	3.7%	3.1%	5.1%	0.7%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	15%	37%	63%	83%
Minnesota	0%	37%	23%	11%
Other	85%	26%	14%	6%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$443	$240	$246	$76
Number of Loans	719	377	125	84
Average Loan Size in Millions	$0.6	$0.6	$2.0	$0.9
Approximate Weighted Average LTV	51%	49%	61%	72%
Weighted Average Seasoning in Months	48	48	46	17
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$6.3	$19.0	$9.0	$0.1
Criticized Loans as a Percent of Total	1.4%	7.9%	3.7%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	79%	64%	59%
Minnesota	22%	15%	26%	3%
Other	30%	6%	10%	38%
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
Loans that exhibit different risk characteristics from the pool are individually evaluated for credit losses. Loans can be identified for individual evaluation for a variety of reasons including delinquency, nonaccrual status, risk rating, and loan modification. Accruing loans that exhibit different risk characteristics from their pool may also be within scope. On these loans, an allowance may be established so that the loan is reported, net, at the lower of: (a) its amortized cost; (b) the present value of the loan’s estimated future cash flows using the loan’s existing rate; or (c) at the fair value of any loan collateral, less estimated disposal costs, if the loan is collateral dependent. Collateral dependency is determined using the practical expedient when: (1) the borrower is experiencing financial difficulty and (2) repayment is expected to be provided substantially through the sale or operation of the collateral.
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

Allowance for Credit Losses - Loans
(in thousands, except ratios)

	June 30, 2026 and Three Months Ended	March 31, 2026 and Three Months Ended	December 31, 2025 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$22,966	$22,401	$22,182
Loans charged off:
Commercial/Agricultural real estate	(574)	(17)	—
C&I/Agricultural operating	(849)	(183)	—
Residential mortgage	—	—	—
Consumer installment	—	(1)	(4)
Total loans charged off	(1,423)	(201)	(4)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	—	—
C&I/Agricultural operating	2	—	2
Residential mortgage	—	5	—
Consumer installment	4	3	18
Total recoveries of loans previously charged off:	6	8	20
Net loan (charge-offs)/recoveries (“NCOs”)	(1,417)	(193)	16
Additions to ACL - Loans via provision for credit losses charged to operations	4,350	758	203
ACL - Loans, at end of period	$25,899	$22,966	$22,401
Average outstanding loan balance	$1,363,849	$1,328,448	$1,329,456
Ratios:
NCOs (annualized) to average loans	0.42%	0.06%	0.00%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended June 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$18,251	$2,626	$1,939	$150	$22,966
Charge-offs	(574)	(849)	—	—	(1,423)
Recoveries	—	2	—	4	6
Additions to ACL - Loans via provision for credit losses charged to operations	3,744	493	108	5	4,350
ACL - Loans, at end of period	$21,421	$2,272	$2,047	$159	$25,899

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Six months ended June 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(591)	(1,032)	—	(1)	(1,624)
Recoveries	—	2	5	7	14
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	4,358	944	(188)	(6)	5,108
ACL - Loans, at end of period	$21,421	$2,272	$2,047	$159	$25,899

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(22)	(167)
Recoveries	92	51	53	29	225
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	1,097	1,071	(312)	(62)	1,794
ACL - Loans, at end of period	$17,654	$2,358	$2,230	$159	$22,401
Allowance for Credit Losses - Loans Percentage
(in thousands, except ratios)

	June 30, 2026	December 31, 2025
Loans, end of period	$1,382,975	$1,340,325
ACL - Loans	$25,899	$22,401
ACL - Loans to loans, end of period	1.87%	1.67%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.457 million at June 30, 2026, and $0.490 million at December 31, 2025, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	June 30, 2026 and Three Months Ended	June 30, 2025 and Three Months Ended	June 30, 2026 and Six Months Ended	June 30, 2025 and Six Months Ended
ACL - Unfunded commitments, beginning of period	$482	$435	$490	$334
(Reversals)/additions to ACL - Unfunded commitments via provision for credit losses charged to operations	(25)	192	(33)	293
ACL - Unfunded commitments, end of period	$457	$627	$457	$627
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
When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than being recorded as interest income.

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	June 30, 2026 and Six Months Then Ended (1)	December 31, 2025 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$18,676	$4,652
Agricultural real estate	2,254	464
Multi-family real estate	8,970	8,970
Construction and land development	—	—
Commercial and industrial	1,221	1,282
Agricultural operating	—	—
Residential mortgage	440	485
Consumer installment	—	—
Total nonaccrual loans	$31,561	$15,853
Accruing loans past due 90 days or more	18	1
Total nonperforming loans (“NPLs”)	31,579	15,854
Other real estate owned	850	850
Other collateral owned	—	7
Total nonperforming assets (“NPAs”)	$32,429	$16,711
Average outstanding loan balance	$1,346,246	$1,347,088
Loans, end of period	$1,382,975	$1,340,325
Total assets, end of period	$1,814,309	$1,781,755
ACL - Loans, at beginning of period	$22,401	$20,549
Loans charged off:
Commercial/Agricultural real estate	$(591)	$(51)
C&I/Agricultural operating	(1,032)	(94)
Residential mortgage	—	—
Consumer installment	(1)	(22)
Total loans charged off	(1,624)	(167)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	—	92
C&I/Agricultural operating	2	51
Residential mortgage	5	53
Consumer installment	7	29
Total recoveries of loans previously charged off:	14	225
Net loan (charge-offs)/recoveries (“NCOs”)	(1,610)	58
Additions to ACL - loans via provision for credit losses charged to operations	5,108	1,794
ACL - Loans, at end of period	$25,899	$22,401
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.24%	—%
ACL-Loans to total loans	1.87%	1.67%
ACL-Loans to nonaccrual loans	82.06%	141.30%
Nonaccrual loans to total loans	2.28%	1.18%
NPLs to total loans	2.28%	1.18%
NPAs to total assets	1.79%	0.94%
(1) Loan balances are stated at amortized cost.
N/M means not meaningful

Nonaccrual Loans Roll Forward:

	Quarter Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Balance, beginning of period	$17,303	$15,853	$15,614	$11,609	$13,091
Additions	18,332	2,350	483	9,958	600
Charge offs	(1,423)	(200)	—	(7)	(72)
Payments received	(2,629)	(681)	(244)	(5,934)	(1,992)
Other, net	(22)	(19)	—	(12)	(18)
Balance, end of period	$31,561	$17,303	$15,853	$15,614	$11,609
Nonperforming assets were $32.4 million at June 30, 2026, compared to $16.7 million at December 31, 2025. The increase was largely due to the addition of a $4.2 million owner-occupied commercial real estate loan secured by real estate and equipment, with a specific reserve established equal to the owner-occupied real estate loan exposure, a local loan relationship totaling $5.7 million secured by two campgrounds, a multi-use multi-family/retail loan of $2.7 million that had performed for 10 years and a net increase in repurchased government guaranteed loans totaling $2.8 million. The non-guaranteed portion of the loans originated with partial government guarantees increased $0.7 million for the six months ended June 30, 2026, to $1.2 million. There are specific reserves of approximately 25% on the non-guaranteed government loans.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026.

The table below shows a summary of criticized loans, split by special mention and substandard loans for the past five quarters. Special mention loans decreased $4.6 million to $19.9 million at June 30, 2026, from $24.5 million at December 31, 2025, primarily due to a $5.4 million owner-occupied commercial real estate loan secured by real estate and equipment which moved to substandard. Substandard loans increased $13.8 million to $35.2 million at June 30, 2026, from $21.4 million at December 31, 2025, primarily due to: (1) a $4.2 million owner-occupied commercial real estate loan secured by real estate and equipment, with a specific reserve established equal to the owner-occupied real estate loan exposure with the loan balance reduced by $1.2 million due to a charge-off moving from special mention; (2) a local loan relationship totaling $5.7 million secured by two campgrounds; (3) a multi-use multi-family/retail loan of $2.7 million that had performed for 10 years; and (4) a net increase in repurchased government guaranteed loans totaling $2.8 million.
Special mention loans increased $1.3 million to $24.5 million at December 31, 2025, from June 30, 2025, largely due to increases in the fourth quarter of 2025, due to the addition of two loan relationships: (1) a $5.7 million relationship on 3 businesses, largely secured by real estate; (2) a $5.3 million owner-occupied commercial real estate and equipment loan, partially offset by; and (3) a $9 million special mention loan that moved to substandard in the third quarter of 2025. Substandard loans increased $3.5 million primarily due to an increase in nonaccrual loan balances due to changes in the third quarter of one new $9 million multi-family loan that is experiencing slower leasing activity than expected moving from special mention, which was partially offset by the payoff of a $5.2 million substandard loan that was on nonaccrual.

	(in thousands)
(Loan balance at unpaid principal balance)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Special mention loan balances	$19,863	$25,894	$24,473	$12,920	$23,201
Substandard loan balances	35,216	22,498	21,388	21,310	17,922
Criticized loans, end of period	$55,079	$48,392	$45,861	$34,230	$41,123
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
The fair market value of the Company’s MSR asset was $5.1 million at June 30, 2026, and $4.7 million at December 31, 2025.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of June 30, 2026, and December 31, 2025, were $471.8 million and $474.0 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at June 30, 2026, and December 31, 2025, was 1.08% and 0.98%, respectively.
Deposits. Total deposits increased $30.3 million during the six months ended June 30, 2026, to $1.55 billion. The increase was largely due to the growth in commercial and public deposits, most of which are seasonal. Deposits by type for five quarters are detailed below:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Consumer deposits	$884,335	$887,998	$889,109	$855,226	$856,467
Commercial deposits	442,443	433,923	422,605	423,662	406,608
Public deposits	201,599	217,400	187,777	175,689	190,933
Wholesale deposits	26,040	26,301	24,608	25,977	24,408
Total deposits	$1,554,417	$1,565,622	$1,524,099	$1,480,554	$1,478,416
At June 30, 2026, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits compared to 58% consumer, 28% commercial, 12% public and 2% wholesale deposits at December 31, 2025. Deposit composition by type for five quarters are detailed below:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Non-interest bearing demand deposits	$274,822	$271,396	$264,394	$262,535	$260,248
Interest bearing demand deposits	384,101	392,684	367,958	360,475	366,481
Savings accounts	145,390	152,487	151,525	157,317	159,340
Money market accounts	408,305	404,991	392,900	354,290	357,518
Certificate accounts	341,799	344,064	347,322	345,937	334,829
Total deposits	$1,554,417	$1,565,622	$1,524,099	$1,480,554	$1,478,416
Uninsured and uncollateralized deposits were $312.5 million, or 20% of total deposits, at June 30, 2026, and $323.5 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone at June 30, 2026, were $479.4 million, or 31% of total deposits, and $478.4 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $781 million, or 246% of uninsured and uncollateralized deposits at June 30, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 245% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at June 30, 2026, and December 31, 2025, is as follows:

	June 30, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)	2026	$0	—%	—%	2025	$0	0.00%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.00%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.00%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(115)				(196)
Total other borrowings		$51,885				$51,804

Totals		$51,885				$51,804
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,054.2 million and $1,017.6 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $427.5 million compared to $433.7 million as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 million and $5.0 million, during the six months ended June 30, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of June 30, 2026 and December 31, 2025.
(4) Senior notes, entered into by the Company consist of the following:
(a) A $12 million term note, which was originally entered into in June 2019 and subsequently refinanced in March 2022, modified in February 2023, and refinanced in May 2024, requiring quarterly interest-only payments through January 2029, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 3.00%.
(b) A $5 million term note entered into in October 2025, requiring quarterly interest-only payments through October 2028, and quarterly principal and interest payments thereafter. Interest is variable, based on US Prime rate minus 75 basis points with a floor rate of 4.00%.
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
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Company when, and anytime after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

There were no FHLB advances as of June 30, 2026, and December 31, 2025. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of June 30, 2026, is approximately $427.5 million.
At June 30, 2026, and December 31, 2025, the Bank had the ability to borrow $23.7 million and $24.5 million from the Federal Reserve Bank of Minneapolis. The borrowing capacity is based on mortgage-backed securities pledged with a carrying value of $31.1 million and $32.1 million as of June 30, 2026, and December 31, 2025, respectively. There were no related Federal Reserve borrowings outstanding as of June 30, 2026, or December 31, 2025.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of June 30, 2026, or December 31, 2025.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $191.3 million at June 30, 2026, compared to $187.9 million at December 31, 2025. The increase in stockholders’ equity was attributable to: (1) net income of $4.9 million for the six-month period ended June 30, 2026; (2) a decrease from December 31, 2025, in net unrealized losses from the AFS securities portfolio reflected in accumulated other comprehensive income of $0.4 million; and (3) net stock activity of $0.1 million related to stock exercises, common stock surrendered, common stock repurchased and stock based compensation expense. This increase was partially offset by the quarterly cash dividends paid in February 2026 and May 2026 to common stockholders of $0.105 per share each quarter, or $2.0 million.
The Company repurchased approximately 881 shares of common stock in the quarter ended June 30, 2026. As of July 23, 2026, this share repurchase authorization expired with no shares repurchased from July 1, 2026 through July 23, 2026.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At June 30, 2026, our on-balance sheet liquidity ratio decreased by 0.5% to 14.3% from the December 31, 2025, level.
There are no material customers or industry deposit concentrations. At June 30, 2026, the deposit portfolio composition was 57% consumer, 28% commercial, 13% public, and 2% wholesale deposits compared to 58% consumer, 28% commercial, 12% public and 2% wholesale deposits at December 31, 2025.
Uninsured and uncollateralized deposits were $312.5 million, or 20% of total deposits, at June 30, 2026, and $323.5 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone, i.e., excluding fully secured government deposits, at June 30, 2026, were $479.4 million, or 31% of total deposits, and $478.4 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $781 million, or 246% of uninsured and uncollateralized deposits at June 30, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 245% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $325.4 million of our $341.8 million (95.2%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.
On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR + 591 bps. The redemption occurred on September 1, 2025.

We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $427.5 million available to borrow under this arrangement, supported by loan collateral as of June 30, 2026. We also had borrowing capacity of $23.7 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. While the Bank does not have formal brokered certificate lines of credit with counterparties at June 30, 2026, we believe that the Bank could access this market based on dialogue with selected brokers used in the past, which provides an additional potential source of liquidity, as further evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of June 30, 2026, the Company had approximately $228.0 million in unused loan commitments, compared to approximately $198.8 million in unused commitments as of December 31, 2025. In addition, there are $2.8 million of commitments for contributions of capital to an SBIC and an investment company at June 30, 2026. These commitments totaled $3.2 million at December 31, 2025.

Capital Resources. As of June 30, 2026, and December 31, 2025, the amounts and ratios for our capital levels are noted below for the Bank and the Company.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2026 (Unaudited)
Total capital (to risk weighted assets)	$217,120	14.2%	$122,375	> =	8.0%	$152,969	> =	10.0%
Tier 1 capital (to risk weighted assets)	197,910	12.9%	91,781	> =	6.0%	122,375	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	197,910	12.9%	68,836	> =	4.5%	99,430	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	197,910	11.2%	70,602	> =	4.0%	88,252	> =	5.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%
At June 30, 2026, and December 31, 2025, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of June 30, 2026 (Unaudited)
Total capital (to risk weighted assets)	$225,950	14.7%	$122,605	> =	8.0%
Tier 1 capital (to risk weighted assets)	171,704	11.2%	91,954	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	171,704	11.2%	68,965	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	171,704	9.7%	70,715	> =	4.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

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

The following table sets forth, at June 30, 2026 and December 31, 2025, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2026	At December 31, 2025

+300 bp	4%	6%
+200 bp	3%	4%
+100 bp	1%	2%
-100 bp	(1)%	(4)%
-200 bp	(3)%	(8)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at June 30, 2026, and December 31, 2025.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At June 30, 2026	At December 31, 2025

+300 bp	(6)%	(4)%
+200 bp	(4)%	(2)%
+100 bp	(2)%	(1)%
-100 bp	2%	(1)%
-200 bp	3%	(1)%
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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of June 30, 2026, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at reaching a level of reasonable assurance.

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
There have been no material changes from the risk factors as previously disclosed in “Risk Factors” in Item 1A of our 2025 10-K, except as described below:
Our business could be materially and adversely affected due to the actions of activist stockholders. On June 4, 2026, a group of stockholders led by Andrew Schornack (the “Reporting Persons”) filed a Schedule 13D reporting beneficial ownership of approximately 9.1% of our outstanding common stock (as amended through Amendment No. 3 filed July 29, 2026). On July 27, 2026, the Reporting Persons asked for a seat on the Company’s Board of Directors, which request has been taken under advisement and will be considered by the Governance and Nomination Committee of the Board of Directors (the “Committee”) at a forthcoming Committee meeting. Assuming the Committee determines to recommend the creation of a vacancy, the Committee would evaluate such nominee (once he or she has been identified by the Reporting Persons) in accordance with the Company’s Corporate Governance Guidelines. There can be no assurance that the Committee will recommend, or that the Board will approve, the appointment of the Reporting Persons’ nominee to the Board. Any escalation by this group into a proxy contest or other adversarial action could increase costs, divert management attention, create uncertainty, and materially harm our business, stock price, and ability to consummate value-maximizing transactions.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On July 24, 2025, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date, or 499,000 shares, in open market or private transactions. During the quarter ended June 30, 2026, approximately 881 shares were repurchased under this program. This stock repurchase authorization expired on July 23, 2026.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	113,748
May 1, 2026 - May 31, 2026	881	$20.63	881	112,867
June 1, 2026 - June 30, 2026	—	$—	—	112,867
Total	881	$20.63	881

Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

10.1	Citizens Community Bancorp, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) filed April 29, 2026 (File No. 001-33003))
31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: August 6, 2026	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: August 6, 2026	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer