Form 10-Q
period 2026-09-30
Citizens Community Bancorp Inc.
filed 2026-11-09
CIK 1367859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 9, 2026 there were 9,554,443 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

CITIZENS COMMUNITY BANCORP, INC.
FORM 10-Q
September 30, 2026
INDEX

		Page Number
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	5
	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2026 and 2025	6
	Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025	7
	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2026 and the year ended December 31, 2025	8
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025	10
	Condensed Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84
Item 4.	Controls and Procedures	85
Part II – OTHER INFORMATION		86
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults Upon Senior Securities	87
Item 4.	Mine Safety Disclosures	87
Item 5.	Other Information	87
Item 6.	Exhibits	88
SIGNATURES		89

PART 1 – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Balance Sheets
September 30, 2026 (unaudited) and December 31, 2025
(derived from audited financial statements)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$95,444	$118,853
Available-for-sale ("AFS") securities, at fair value (amortized cost of $151,847, net of allowance for credit losses of $0 at September 30, 2026 and amortized cost of $151,618, net of allowance for credit losses of $0 at December 31, 2025)	130,593	134,103
Held-to-maturity ("HTM") securities, at amortized cost (fair value of $56,258, net of allowance for credit losses of $0 at September 30, 2026 and fair value of $64,117, net of allowance for credit losses of $0 at December 31, 2025)	76,065	80,210
Equity investments	6,556	5,840
Other investments	12,476	12,506
Loans receivable	1,388,878	1,340,325
Allowance for credit losses	(26,139)	(22,401)
Loans receivable, net	1,362,739	1,317,924
Loans held for sale	1,559	4,954
Mortgage servicing rights, net	3,506	3,494
Office properties and equipment, net	17,338	16,357
Accrued interest receivable	6,436	6,126
Intangible assets	56	395
Goodwill	31,498	31,498
Foreclosed and repossessed assets, net	1,090	857
Bank owned life insurance ("BOLI")	27,564	26,908
Other assets	22,737	21,730
TOTAL ASSETS	$1,795,657	$1,781,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,536,692	$1,524,099
Federal Home Loan Bank (“FHLB”) advances	—	—
Other borrowings	51,925	51,804
Other liabilities	16,299	17,913
Total liabilities	1,604,916	1,593,816

Stockholders’ Equity:
Common stock—$0.01 par value, authorized 30,000,000; 9,579,231 and 9,617,245 shares issued and outstanding, respectively	96	96
Additional paid-in capital	109,670	110,315
Retained earnings	96,464	89,995
Accumulated other comprehensive loss	(15,489)	(12,467)
Total stockholders’ equity	190,741	187,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,657	$1,781,755
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2026 and 2025
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and dividend income:
Interest and fees on loans	$20,407	$19,759	$58,498	$58,466
Interest on cash and investments	2,793	2,495	8,252	7,393
Total interest and dividend income	23,200	22,254	66,750	65,859
Interest expense:
Interest on deposits	7,990	8,220	23,600	25,104
Interest on FHLB and FRB borrowed funds	—	1	1	13
Interest on other borrowed funds	719	819	2,144	2,623
Total interest expense	8,709	9,040	25,745	27,740
Net interest income before provision for credit losses	14,491	13,214	41,005	38,119
Provision for credit losses	125	650	5,200	1,750
Net interest income after provision for credit losses	14,366	12,564	35,805	36,369
Non-interest income:
Service charges on deposit accounts	491	449	1,411	1,304
Interchange income	555	565	1,612	1,647
Loan servicing income	681	649	1,935	1,773
Gain on sale of loans	489	992	1,952	2,411
Loan fees and service charges	131	173	398	530
Net gains (losses) on equity securities	256	(66)	357	43
Other	279	260	923	743
Total non-interest income	2,882	3,022	8,588	8,451
Non-interest expense:
Compensation and related benefits	6,189	6,341	17,967	17,946
Occupancy	1,202	1,266	3,720	3,749
Data processing	1,381	1,811	4,100	5,283
Amortization of intangible assets	113	113	339	471
Mortgage servicing rights expense, net	121	161	455	449
Advertising, marketing and public relations	190	201	623	562
FDIC premium assessment	195	195	626	584
Professional services	353	359	1,472	1,299
Gains on repossessed assets, net	(61)	(4)	(73)	—
Other	953	608	2,683	1,921
Total non-interest expense	10,636	11,051	31,912	32,264
Income before provision for income taxes	6,612	4,535	12,481	12,556
Provision for income taxes	1,206	853	2,218	2,407
Net income attributable to common stockholders	$5,406	$3,682	$10,263	$10,149
Per share information:
Basic earnings	$0.56	$0.37	$1.07	$1.02
Diluted earnings	$0.56	$0.37	$1.06	$1.02
Cash dividends paid	$0.105	$—	$0.315	$0.36
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine months ended September 30, 2026 and 2025
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to common stockholders	$5,406	$3,682	$10,263	$10,149
Other comprehensive (loss) income, net of tax:
Securities available-for-sale
Net unrealized (losses) gains arising during period, net of tax	(3,466)	1,657	(3,022)	3,193
Other comprehensive (loss) income, net of tax	(3,466)	1,657	(3,022)	3,193
Comprehensive income	$1,940	$5,339	$7,241	$13,342
See accompanying condensed notes to unaudited consolidated financial statements.

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2026
(in thousands, except shares and per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2025	9,617,245	$96	$110,315	$89,995	$(12,467)	$187,939
Net income	—	—	—	3,755	—	3,755
Other comprehensive income, net of tax	—	—	—	—	229	229
Surrender of restricted shares of common stock to satisfy the withholding taxes due upon vesting	(4,813)	—	(89)	—	—	(89)
Restricted common stock issued upon achievement of the 2023 performance criteria	11,180	—	—	—	—	—
Common stock options exercised	5,000	—	47	—	—	47
Stock based compensation expense	—	—	4	—	—	4
Quarterly cash dividends ($0.105 per share)	—	—	—	(1,011)	—	(1,011)
Balance at March 31, 2026	9,628,612	96	110,277	92,739	(12,238)	190,874
Net income	—	—	—	1,102	—	1,102
Other comprehensive income, net of tax	—	—	—	—	215	215
Common stock awarded under the equity incentive plan	6,500	—	—	—	—	—
Common stock options exercised	16,000	1	179	—	—	180
Common stock repurchased	(881)	—	(10)	(8)	—	(18)
Stock based compensation expense	—	—	8	—	—	8
Cash dividends ($0.105 per share)	—	—	—	(1,013)	—	(1,013)
Balance at June 30, 2026	9,650,231	97	110,454	92,820	(12,023)	191,348
Net income	—	—	—	5,406	—	5,406
Other comprehensive loss, net of tax	—	—	—	—	(3,466)	(3,466)
Forfeiture of unvested shares	(1,500)	—	—	—	—	—
Common stock options exercised	500	—	7	—	—	7
Common stock repurchased	(70,000)	(1)	(798)	(749)	—	(1,548)
Stock based compensation expense	—	—	7	—	—	7
Cash dividends ($0.105 per share)	—	—	—	(1,013)	—	(1,013)
Balance, September 30, 2026	9,579,231	$96	$109,670	$96,464	$(15,489)	$190,741
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

CITIZENS COMMUNITY BANCORP, INC.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2026 and 2025
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income attributable to common stockholders	$10,263	$10,149
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion on debt securities	(82)	(38)
Depreciation expense	1,452	1,549
Provision for credit losses	5,200	1,750
Net gains on equity securities	(357)	(43)
Increase in mortgage servicing rights resulting from transfers of financial assets	(467)	(318)
Mortgage servicing rights expense, net	455	449
Amortization of intangible assets	339	471
Stock based compensation expense	19	135
Increase in deferred income taxes	(678)	(533)
Increase in cash surrender value of life insurance	(656)	(598)
Net gain from disposals of foreclosed and repossessed assets	(73)	(15)
Provision for valuation allowance on foreclosed properties	—	15
Gain on sale of loans held for sale, net	(1,952)	(2,411)
Proceeds from sale of loans held for sale	64,295	67,837
Originations of loans held for sale	(58,948)	(69,443)
Amortization of debt issuance costs	121	156
Net change in:
Accrued interest receivable and other assets	71	551
Other liabilities	(1,614)	(1,825)
Total adjustments	7,125	(2,311)
Net cash from operating activities	17,388	7,838
Cash flows from investing activities:
Purchase of available-for-sale securities	(17,313)	(6,949)
Proceeds from principal payments and maturities of available-for-sale securities	9,753	11,451
Proceeds from calls of available-for-sale securities	7,423	4,950
Proceeds from principal payments and maturities of held-to-maturity securities	4,136	3,969
Equity investment capital distribution	155	—
Purchase of equity investments	(514)	(930)
Net sales of other investments	30	130
Proceeds from sales of foreclosed and repossessed assets	144	49
Net (increase) decrease in loans	(50,313)	45,809
Net capital expenditures	(2,433)	(718)
Net cash from investing activities	(48,932)	57,761

Cash flows from financing activities:
Federal Home Loan Bank advance long-term maturities	—	(5,000)
Other borrowings principal reductions	—	(15,000)
Net increase (decrease) in deposits	12,593	(7,594)
Repurchase shares of common stock	(1,566)	(2,019)
Surrender of restricted shares of common stock	(89)	(190)
Common stock options exercised	234	61
Cash dividends paid	(3,037)	(3,598)
Net cash from financing activities	8,135	(33,340)
Net (decrease) increase in cash and cash equivalents	(23,409)	32,259
Cash and cash equivalents at beginning of period	118,853	50,172
Cash and cash equivalents at end of period	$95,444	$82,431

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits	$24,493	$27,218
Interest on borrowings	$2,563	$2,532
Income taxes	$110	$1,973
Supplemental noncash disclosure:
Transfers from loans receivable to other real estate owned ("OREO")	$298	$—

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
In preparing these consolidated financial statements, we evaluated the events and transactions that occurred subsequent to the balance sheet date of September 30, 2026, through the date on which the consolidated financial statements were available to be issued on November 9, 2026, for items that should potentially be recognized or disclosed in these consolidated financial statements.
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
Use of Estimates –Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value of financial instruments, the allowance for credit losses, mortgage servicing rights, foreclosed and repossessed assets, valuation of intangible assets arising from acquisitions, useful lives for depreciation and amortization, valuation of goodwill and long-lived assets, stock based compensation, deferred tax assets, uncertain income tax positions and contingencies. Management does not anticipate any material changes to estimates made herein in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: those items described under the caption “Risk Factors” in Item 1A of the annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 and the quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 6, 2026, and Item 1A in Part II of this report; the matters described in Forward-Looking Statements in Part I, Item 2 of this Form 10-Q; and external market factors such as market interest rates and unemployment rates; changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period.
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
The Company has elected to not measure an ACL on accrued interest on available-for-sale and held-to-maturity securities, as it would write off accrued interest in a timely manner if the related security was determined to have a credit loss. Accrued interest receivable on available-for-sale and held-to-maturity securities was $862 and $924 at September 30, 2026 and December 31, 2025, respectively. The Company has no available-for-sale securities or held-to-maturity securities which it deems to have a credit loss at September 30, 2026 and December 31, 2025.
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
Management’s evaluation for impairment of these other investments, includes consideration of the financial condition and other available relevant information of the issuer. Based on management’s quarterly evaluation, no impairment has been recorded on these securities. Other investments totaling $12,476 at September 30, 2026, consisted of $3,686 of FHLB stock, $5,726 of Federal Reserve Bank stock and $3,064 of Bankers’ Bank stock. Other investments totaling $12,506 at December 31, 2025, consisted of $3,717 of FHLB stock and $5,726 of Federal Reserve Bank stock and $3,063 of Bankers’ Bank stock.
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
Residential mortgage loans and open ended consumer installment loans are either charged off or a specific reserve is established to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 180 days or more. Closed ended consumer installment loans are charged off to net realizable value at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 120 days or more. Commercial/agricultural real estate, commercial and industrial and agricultural operating loans are either charged off or a specific reserve is established to estimated net realizable value less estimated selling costs at the earlier of when (a) the loan is deemed by management to be uncollectible, or (b) the loan becomes past due 90 days or more.
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
The Company has elected to not measure an ACL on accrued interest as it writes off accrued interest in a timely manner. Accrued interest receivable on loans was $4,894 and $4,841 at September 30, 2026 and December 31, 2025, respectively.
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
Mortgage Servicing Rights - Mortgage servicing rights (“MSR”) assets result as the Company sells loans to investors in the secondary market and retains the rights to service mortgage loans sold to others. MSR assets are initially measured at fair value; assessed for impairment quarterly; and carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. MSR assets are amortized in proportion to and over the period of estimated net servicing income, with the amortization recorded as “Mortgage servicing rights expense, net” in non-interest expense in the consolidated statements of operations.

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
Goodwill and other intangible assets - The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets, primarily Core Deposit Intangibles (CDI) with definite useful economic lives over their useful economic lives originally ranging from 72 to 111 months utilizing the straight-line method. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of the Company’s one operating segment for which complete, discrete financial information is available and reviewed regularly by the segment’s management. The Company has one reporting unit as of September 30, 2026, which is related to its banking activities. The impairment testing process is conducted by assigning net assets and goodwill to the Company’s reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of the Company’s reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the Company’s reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of the Company’s reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the Company’s reporting unit’s goodwill to the implied fair value of goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of October 31, 2025, and no circumstances arose after October 31, 2025, that indicated impairment existed at December 31, 2025, per the quarterly analysis. The Company has monitored events and conditions since December 31, 2025, and has determined that no triggering event has occurred that would require goodwill to be tested for impairment.
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
As of September 30, 2026 and December 31, 2025, the carrying amount of this investment, which is included in other assets in the consolidated balance sheets, was $2,660 and $3,440, respectively. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2026, there were no known instances of noncompliance associated with either investment.
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
As of September 30, 2026 and December 31, 2025, the carrying amount of this investment, which is the contractual amount to be funded net of proportional tax credit amortization, was $3,035 and $4,267, respectively, and is included in other assets in the consolidated balance sheets. This amount is subject to change based on the completion of the various unfunded projects which will be completed in 2026. The risk of loss with this investment is limited to its carrying value and is tied to its ability to operate in compliance with the rules and regulations necessary for the qualification of the tax credit generated by the investment. As of September 30, 2026, there were no known instances of noncompliance associated with this investment.
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
The Company’s effective tax rates were 17.8% and 19.2% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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
At September 30, 2026 and December 31, 2025, the Company had $5,910 and $5,456, respectively, of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate lock commitments and corresponding forward loan sale agreements, as described above. The net fair values of outstanding interest rate-lock commitments and forward sale agreements were considered immaterial to the Company’s consolidated financial statements as of September 30, 2026.
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
Out of Period Adjustment - We recorded an out-of-period adjustment for the three months and nine months ended September 30, 2026, resulting from an increase in collateral value on a specific collateral dependent loan identified during the quarter. This resulted in a $1,200 decrease in provision for credit losses for the three months and nine months ended September 30, 2026. The out of period adjustment resulted in an increase in pre-tax income of $1,200 for the three and nine months ended September 30,2026 and increased net income by $945 for the three and nine months ended September 30, 2026.
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
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326); Purchased Loans—This ASU, issued in November 2025, is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The update requires purchased seasoned loans to be accounted for using the gross-up approach, enhancing comparability and consistency in the accounting of acquired financial assets. The gross-up approach requires recognition of an allowance for credit losses for the estimated credit losses at the acquisition date, with an offsetting “gross up” to the purchase price of the acquired financial asset. The Company has evaluated the potential impact of this new disclosure requirement and concluded it will have no impact until a loan pool or business is acquired and will affect only that and subsequent transactions.

NOTE 2 – INVESTMENT SECURITIES
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2026 and December 31, 2025, respectively, were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
U.S. treasury and government agencies	$16,789	$22	$47	$16,764
Mortgage-backed securities	78,216	—	19,858	58,358
Corporate debt securities	42,337	79	1,298	41,118
Student loan asset-backed securities	14,505	13	165	14,353
Total available-for-sale securities	$151,847	$114	$21,368	$130,593

December 31, 2025
U.S. treasury and government agencies	$10,811	$15	$53	$10,773
Mortgage-backed securities	82,264	—	15,580	66,684
Corporate debt securities	42,394	152	1,864	40,682
Student loan asset-backed securities	16,149	10	195	15,964
Total available-for-sale securities	$151,618	$177	$17,692	$134,103
The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of September 30, 2026 and December 31, 2025, respectively, were as follows:

Held-to-maturity securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
September 30, 2026
Obligations of states and political subdivisions	$300	$—	$8	$292
Mortgage-backed securities	75,765	2	19,801	55,966
Total held-to-maturity securities	$76,065	$2	$19,809	$56,258

December 31, 2025
Obligations of states and political subdivisions	$400	$—	$12	$388
Mortgage-backed securities	79,810	6	16,087	63,729
Total held-to-maturity securities	$80,210	$6	$16,099	$64,117
At September 30, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $30,589 as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $37 and mortgage-backed securities with a carrying value of $1,648 as collateral against specific municipal deposits. As of September 30, 2026, the Bank also has mortgage-backed securities with a carrying value of $367 pledged as collateral to the Federal Home Loan Bank of Des Moines.
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
For the nine month periods ended September 30, 2026 and September 30, 2025, there were no sales of available-for-sale securities.

The estimated fair value of securities at September 30, 2026 and December 31, 2025, by contractual maturity, is shown below:

	September 30, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,990	$1,996	$2,013	$2,006
Due after one year through five years	18,415	18,268	8,533	8,574
Due after five years through ten years	31,957	30,836	38,403	36,617
Due after ten years	21,269	21,135	20,405	20,222
Total securities with contractual maturities	73,631	72,235	69,354	67,419
Mortgage-backed securities	78,216	58,358	82,264	66,684
Total available-for-sale securities	$151,847	$130,593	$151,618	$134,103

	September 30, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$150	$148	$100	$100
Due after one year through five years	150	144	300	288
Total securities with contractual maturities	300	292	400	388
Mortgage-backed securities	75,765	55,966	79,810	63,729
Total held-to-maturity securities	$76,065	$56,258	$80,210	$64,117

Securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Available-for-sale securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
U.S. treasury and government agencies	$10,553	$13	$2,812	$34	$13,365	$47
Mortgage-backed securities	2,512	175	55,846	19,683	58,358	19,858
Corporate debt securities	10,534	274	18,126	1,024	28,660	1,298
Student loan asset-backed securities	3,728	15	9,821	150	13,549	165
Total	$27,327	$477	$86,605	$20,891	$113,932	$21,368
December 31, 2025
U.S. treasury and government agencies	$1,275	$4	$5,997	$49	$7,272	$53
Mortgage-backed securities	—	—	66,684	15,580	66,684	15,580
Corporate debt securities	2,075	48	25,134	1,816	27,209	1,864
Student loan asset-backed securities	4,308	13	10,783	182	15,091	195
Total	$7,658	$65	$108,598	$17,627	$116,256	$17,692

At September 30, 2026, no ACL was established for available-for-sale or held-to-maturity securities. Substantially all the held-to-maturity portfolio is made up of agency backed mortgage securities. These securities are guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. At September 30, 2026, there were no past due held-to-maturity securities. Accordingly, the Company does not expect to incur credit losses on these securities. Unrealized losses on available-for-sale investment securities have not been recognized into income because the issuers’ bonds are agency backed securities or other securities that all principal and interest is expected to be received on a timely basis. Furthermore, the Company does not intend to sell, and it is more likely than not that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The issuers continue to make timely principal and interest payments on their bonds.

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

Loans are stated at the principal amount outstanding net of unearned net deferred fees and costs and loans in process, unearned discounts on acquired loans, and allowance for credit losses (“ACL”). Unearned net deferred fees and costs includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2026, and December 31, 2025, follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial/Agricultural real estate:
Commercial real estate	$743,017	53.5%	$681,646	50.9%
Agricultural real estate	72,817	5.3%	69,042	5.1%
Multi-family real estate	261,650	18.8%	245,491	18.3%
Construction and land development	56,589	4.1%	75,399	5.6%
C&I/Agricultural operating:
Commercial and industrial	104,562	7.5%	105,756	7.9%
Agricultural operating	26,674	1.9%	33,364	2.5%
Residential mortgage:
Residential mortgage	113,870	8.2%	121,666	9.1%
Purchased HELOC loans	1,384	0.1%	1,739	0.1%
Consumer installment:
Originated indirect paper	1,301	0.1%	2,225	0.2%
Other consumer	7,014	0.5%	3,997	0.3%
Total loans receivable	$1,388,878	100%	$1,340,325	100%
Less: Allowance for credit losses	(26,139)		(22,401)
Net loans receivable	$1,362,739		$1,317,924

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
As of September 30, 2026, there was one loan classified as doubtful with a risk rating of 8 and there were no loans classified as loss with a risk rating of 9. As of December 31, 2025, there were no loans classified as doubtful with a risk rating of 8 and no loans classified as loss with a risk rating of 9.
Residential and consumer loans are typically not rated until they are past due 90 days at month-end which is why they are classified as pass graded 1-5 and once 90 days past due at month-end or nonaccrual, get assigned a grade 7.

Below is a summary of the amortized cost of loans summarized by class, credit quality risk rating and year of origination as of September 30, 2026, and gross charge-offs for the nine months ended September 30, 2026:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Commercial/Agricultural real estate:
Commercial real estate
Risk rating 1 to 5	$114,018	$92,247	$46,696	$65,238	$92,785	$283,731	$14,033	$—	$708,748
Risk rating 6	—	—	764	1,338	—	4,513	24	—	6,639
Risk rating 7	2,686	2,950	146	1,179	2,212	15,787	—	—	24,960
Risk rating 8	—	—	—	—	2,670	—	—	—	2,670
Total	$116,704	$95,197	$47,606	$67,755	$97,667	$304,031	$14,057	$—	$743,017
Current period gross charge-offs	$—	$—	$47	$89	$438	$—	$17	$—	$591
Agricultural real estate
Risk rating 1 to 5	$13,638	$16,563	$1,993	$3,936	$14,302	$19,405	$463	$—	$70,300
Risk rating 6	—	77	—	—	—	207	—	—	284
Risk rating 7	—	—	—	1,964	—	269	—	—	2,233
Total	$13,638	$16,640	$1,993	$5,900	$14,302	$19,881	$463	$—	$72,817
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family real estate
Risk rating 1 to 5	$26,644	$27,536	$6,561	$20,079	$52,575	$113,424	$434	$—	$247,253
Risk rating 6	—	—	—	2,132	—	—	—	—	2,132
Risk rating 7	—	—	—	—	—	12,265	—	—	12,265
Total	$26,644	$27,536	$6,561	$22,211	$52,575	$125,689	$434	$—	$261,650
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Risk rating 1 to 5	$13,050	$33,725	$5,243	$999	$1,684	$1,243	$645	$—	$56,589
Risk rating 6	—	—	—	—	—	—	—	—	—
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$13,050	$33,725	$5,243	$999	$1,684	$1,243	$645	$—	$56,589
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial/Agricultural operating:
Commercial and industrial
Risk rating 1 to 5	$30,801	$11,762	$12,854	$4,352	$8,517	$9,037	$20,827	$—	$98,150
Risk rating 6	—	849	—	19	2,147	140	274	—	3,429
Risk rating 7	325	—	432	1,447	—	544	235	—	2,983
Total	$31,126	$12,611	$13,286	$5,818	$10,664	$9,721	$21,336	$—	$104,562
Current period gross charge-offs	$—	$—	$47	$48	$984	$—	$—	$—	$1,079
Agricultural operating
Risk rating 1 to 5	$3,543	$2,037	$715	$2,008	$1,969	$1,043	$14,221	$—	$25,536
Risk rating 6	—	428	39	21	—	—	650	—	1,138
Risk rating 7	—	—	—	—	—	—	—	—	—
Total	$3,543	$2,465	$754	$2,029	$1,969	$1,043	$14,871	$—	$26,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Continued	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	Total
Residential mortgage:
Residential mortgage
Risk rating 1 to 5	$4,663	$7,562	$5,447	$20,339	$25,905	$29,527	$18,371	$—	$111,814
Risk rating 7	—	—	94	—	—	1,962	—	—	2,056
Total	$4,663	$7,562	$5,541	$20,339	$25,905	$31,489	$18,371	$—	$113,870
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Purchased HELOC loans
Risk rating 1 to 5	$—	$—	$—	$—	$—	$—	$1,267	$—	$1,267
Risk rating 7	—	—	—	—	—	—	117	—	117
Total	$—	$—	$—	$—	$—	$—	$1,384	$—	$1,384
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer installment:
Originated indirect paper
Risk rating 1 to 5	$—	$—	$—	$—	$—	$1,266	$—	$—	$1,266
Risk rating 7	—	—	—	—	—	35	—	—	35
Total	$—	$—	$—	$—	$—	$1,301	$—	$—	$1,301
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer
Risk rating 1 to 5	$4,731	$811	$461	$349	$117	$109	$396	$—	$6,974
Risk rating 7	—	7	16	—	3	14	—	—	40
Total	$4,731	$818	$477	$349	$120	$123	$396	$—	$7,014
Current period gross charge-offs	$—	$1	$—	$—	$—	$—	$2	$—	$3
Total loans receivable	$214,099	$196,554	$81,461	$125,400	$204,886	$494,521	$71,957	$—	$1,388,878
Total current period gross charge-offs	$—	$1	$94	$137	$1,422	$—	$19	$—	$1,673

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

The following tables present the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the three and nine months ended September 30, 2026:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$21,421	$2,272	$2,047	$159	$25,899
Charge-offs	—	(47)	—	(2)	(49)
Recoveries	19	25	—	—	44
Additions to ACL - Loans via provision for credit losses charged to operations	78	(27)	40	154	245
ACL - Loans, at end of period	$21,518	$2,223	$2,087	$311	$26,139

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(591)	(1,079)	—	(3)	(1,673)
Recoveries	19	27	5	7	58
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	4,436	917	(148)	148	5,353
ACL - Loans, at end of period	$21,518	$2,223	$2,087	$311	$26,139

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

Allowance for Credit Losses - Unfunded Commitments - In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $337 at September 30, 2026, and $490 at December 31, 2025, classified in other liabilities on the consolidated balance sheets. The following table presents the balance and activity in the ACL - Unfunded Commitments for the three and nine months ended September 30, 2026 and September 30, 2025.

	September 30, 2026 and Three Months Ended	September 30, 2025 and Three Months Ended	September 30, 2026 and Nine Months Ended	September 30, 2025 and Nine Months Ended
ACL - Unfunded Commitments - beginning of period	$457	$627	$490	$334
(Reversals)/additions to ACL - Unfunded Commitments via provision for credit losses charged to operations	(120)	(134)	(153)	159
ACL - Unfunded Commitments - End of period	$337	$493	$337	$493

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

	September 30, 2026 and Three Months Ended	September 30, 2025 and Three Months Ended	September 30, 2026 and Nine Months Ended	September 30, 2025 and Nine Months Ended
Provision for credit losses on:
Loans	$245	$784	$5,353	$1,591
Unfunded Commitments	(120)	(134)	(153)	159
Total provision for credit losses	$125	$650	$5,200	$1,750

An aging analysis of the Company’s commercial/agricultural real estate, C&I, agricultural operating, residential mortgage, consumer installment and purchased third party loans as of September 30, 2026, and December 31, 2025, respectively, was as follows:

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
September 30, 2026
Commercial/Agricultural real estate:
Commercial real estate	$3,290	$4,214	$17,291	$24,795	$718,222	$743,017
Agricultural real estate	277	—	—	277	72,540	72,817
Multi-family real estate	—	—	8,970	8,970	252,680	261,650
Construction and land development	—	—	—	—	56,589	56,589
C&I/Agricultural operating:
Commercial and industrial	1,587	112	188	1,887	102,675	104,562
Agricultural operating	—	—	—	—	26,674	26,674
Residential mortgage:
Residential mortgage	1,738	668	207	2,613	111,257	113,870
Purchased HELOC loans		—	—	—	1,384	1,384
Consumer installment:
Originated indirect paper	—	13	—	13	1,288	1,301
Other consumer	17	3	3	23	6,991	7,014
Total	$6,909	$5,010	$26,659	$38,578	$1,350,300	$1,388,878

(Loan balances at amortized cost)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans
December 31, 2025
Commercial/Agricultural real estate:
Commercial real estate	$471	$572	$467	$1,510	$680,136	$681,646
Agricultural real estate	192	—	—	192	68,850	69,042
Multi-family real estate	—	—	8,970	8,970	236,521	245,491
Construction and land development	57	—	—	57	75,342	75,399
C&I/Agricultural operating:
Commercial and industrial	665	—	1,143	1,808	103,948	105,756
Agricultural operating	—	—	—	—	33,364	33,364
Residential mortgage:
Residential mortgage	1,419	132	44	1,595	120,071	121,666
Purchased HELOC loans	117	—	—	117	1,622	1,739
Consumer installment:
Originated indirect paper	—	—	—	—	2,225	2,225
Other consumer	29	2	1	32	3,965	3,997
Total	$2,950	$706	$10,625	$14,281	$1,326,044	$1,340,325

Nonaccrual Loans - The following tables present the amortized cost basis of loans on nonaccrual status, of nonaccrual loans individually evaluated and of loans past due over 89 days and still accruing at September 30, 2026 and December 31, 2025, with no allowance for credit losses:

September 30, 2026	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$18,403	$10,221	$—
Agricultural real estate	2,233	269	—
Multi-family real estate	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	935	915	—
Residential mortgage:
Residential mortgage	299	299	155
Purchased HELOC loans	117	117	—
Consumer installment:
Other consumer	—	—	3
Total	$30,957	$11,821	$158

December 31, 2025	Total Nonaccrual Loans	Nonaccrual with no Allowance for Credit Losses	Loans Past Due over 89 Days Still Accruing
Commercial/Agricultural real estate:
Commercial real estate	$4,652	$4,454	$—
Agricultural real estate	464	272	—
Construction and land development	8,970	—	—
C&I/Agricultural operating:
Commercial and industrial	1,282	921	—
Residential mortgage:
Residential mortgage	368	368	—
Purchased HELOC loans	117	117	—
Consumer installment:
Originated indirect paper	—	—	1
Total	$15,853	$6,132	$1

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
Interest income from nonaccrual loans is recognized when the principal balance of the loan has been paid in full. The amount of interest income recognized by the Company for the three and nine months ended September 30, 2026, due to the payoff of nonaccrual loans was $20 and $24, respectively. The amount of interest income recognized by the Company for the three and nine months ended September 30, 2025, due to the payoff of nonaccrual loans was $265 and $958, respectively.

Collateral Dependent Loans - A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present the amortized cost basis of collateral dependent loans by portfolio segment and collateral type that were individually evaluated to determine expected credit losses and the related allowance for credit losses as of September 30, 2026, and December 31, 2025.

	Collateral Type
September 30, 2026	Real Estate	Other Assets	Total
Commercial/Agricultural real estate:
Commercial real estate	$27,630	$—	$27,630
Agricultural real estate	2,232	—	2,232
Multi-family real estate	12,265	—	12,265
C&I/Agricultural operating:
Commercial and industrial	—	3,020	3,020
Agricultural operating	—	—	—
Residential mortgage:
Residential mortgage	2,186	—	2,186
Consumer installment:
Originated indirect paper	—	36	36
Other consumer	—	40	40
Total	$44,313	$3,096	$47,409

	Collateral Type
December 31, 2025	Real Estate	Other Assets	Total
Commercial/Agricultural real estate:
Commercial real estate	$8,808	$—	$8,808
Agricultural real estate	464	—	464
Construction and land development	8,970	—	8,970
C&I/Agricultural operating:
Commercial and industrial	—	3,176	3,176
Agricultural operating	—	—	—
Residential mortgage:
Residential mortgage	2,077	—	2,077
Consumer installment:
Originated indirect paper	—	28	28
Other consumer	—	2	2
Total	$20,319	$3,206	$23,525

The following tables present the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the three months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Three Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Agricultural real estate	$—	$251	$—	$—	$—	$251	0.34%
Commercial and industrial	$—	$—	$613	$—	$—	$613	0.59%

For the Three Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	—%
Agricultural real estate	$—	$—	$—	$—	$—	$—	—%
Multi-family real estate	$—	$—	$—	$—	$—	$—	—%
Construction and land development	$—	$—	$—	$—	$—	$—	—%
Commercial and industrial	$—	$—	$—	$—	$—	$—	—%
Agricultural operating	$—	$—	$—	$—	$—	$—	—%
Residential mortgage	$—	$—	$—	$—	$—	$—	—%
Other Consumer	$—	$—	$—	$—	$—	$—	—%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026
	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)		Weighted Average Payment Delay (months)
Agricultural real estate	$—	—%	0		6
Commercial and industrial	$—	—%	3	4	0

	For the Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)	Weighted Average Payment Delay (months)
Commercial real estate	$—	—%	0	0
Agricultural real estate	$—	—%	0	0
Multi-family real estate	$—	—%	0	0
Construction and land development	$—	—%	0	0
Commercial and industrial	$—	—%	0	0
Agricultural operating	$—	—%	0	0
Residential mortgage	$—	—%	0	0
Other Consumer	$—	—%	0	0

The following tables present the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Nine Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Agricultural real estate	$—	$2,215	$—	$—	$—	$2,215	3.04%
Commercial and industrial	$—	$—	$613	$—	$—	$613	0.59%

	For the Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$4,263	$—	$—	$—	$4,263	0.62%
Agricultural real estate	$—	$197	$—	$—	$—	$197	0.31%
Residential mortgage	$—	$120	$—	$—	$—	$120	0.10%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)	Weighted Average Payment Delay (months)
Agricultural real estate	$—	—%	0	6
Commercial and industrial	$—	—%	3	0

	For the Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)	Weighted Average Payment Delay (months)
Commercial real estate	$—	—%	0	3
Agricultural real estate	$—	—%	0	9
Residential mortgage	$—	—%	0	3

As of September 30, 2026, there were no outstanding commitments to borrowers experiencing financial difficulty that were modified during the current period. As of September 30, 2026, there were no unused lines of credit on loans with borrowers experiencing financial difficulties that were modified during the current period.

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following tables present a summary of all modified loans in the last twelve months for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

For the Nine Months Ended September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Agricultural real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Total	$—	$—	$—	$—

	For the Nine Months Ended September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Agricultural real estate	$197	$—	$—	$197
Residential mortgage	120	—	—	120
Total	$317	$—	$—	$317

NOTE 4 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights--Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of these loans as of September 30, 2026 and December 31, 2025, were $473,073 and $474,045, respectively, and consisted of one to four family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and the Federal National Mortgage Association. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits were $7,178 and $2,841 at September 30, 2026 and December 31, 2025, respectively.
Mortgage servicing rights activity for the three and nine month periods ended September 30, 2026 and September 30, 2025, were as follows:

	As of and for the Three Months Ended	As of and for the Three Months Ended	As of and for the Nine Months Ended	As of and for the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Mortgage servicing rights:
Mortgage servicing rights, beginning of period	$3,453	$3,548	$3,494	$3,663
Increase in mortgage servicing rights resulting from transfers of financial assets	173	145	467	318
Amortization during the period	(120)	(161)	(455)	(449)
Mortgage servicing rights, end of period	3,506	3,532	3,506	3,532
Valuation allowance:
Valuation allowance, beginning of period	—	—	—	—
Additions	—	—	—	—
Recoveries	—	—	—	—
Valuation allowance, end of period	—	—	—	—
Mortgage servicing rights, net	$3,506	$3,532	$3,506	$3,532
Fair value of mortgage servicing rights; end of period	$5,585	$4,789	$5,585	$4,789
The current period change in valuation allowance, if applicable, is included in non-interest expense as mortgage servicing rights expense, net on the consolidated statement of operations. Servicing fees totaled $301 and $300 for the three months ended September 30, 2026 and September 30, 2025, respectively. Servicing fees totaled $900 and $902 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Servicing fees are included in loan servicing income on the consolidated statement of operations. Late fees and ancillary fees related to loan servicing are not material.
To estimate the fair value of the MSR asset, a valuation model is applied at the loan level to calculate the present value of the expected future cash flows. The valuation model incorporates various assumptions that would impact market participants’ estimations of future servicing income. Central to the valuation model is the discount rate. Fair value at September 30, 2026, was determined using discount rates ranging from 10.625% to 13.625%. Fair value at September 30, 2025, was determined using discount rates ranging from 9.500% to 12.500%. Other assumptions utilized in the valuation model include, but are not limited to, prepayment speed, servicing costs, delinquencies, costs of advances, foreclosure costs, ancillary income, and income earned on float and escrow.

NOTE 5 – LEASES
We have operating leases for 1 corporate office, 2 bank branch offices, and 1 ATM location. Our leases have remaining lease terms ranging from approximately 0.08 to 2.00 years. Some of the leases include an option to extend, the longest of which is for two 5 year terms. As of September 30, 2026, we have no new lease commitments that have not yet commenced and one commitment to extend an existing branch lease, which commences November 1, 2026. The Company also leases a portion of some of its facilities and receives rental income from such lease agreements, all of which are considered operating leases.

	Nine Months Ended
	September 30, 2026	September 30, 2025
The components of total lease cost were as follows:
Operating lease cost	$319	$306
Variable lease cost	33	64
Total lease cost	$352	$370

The components of total lease income were as follows:
Operating lease income	$39	$64

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$370	$380

	September 30, 2026	December 31, 2025
Supplemental balance sheet information related to leases was as follows:
Operating lease right-of-use assets (1)	$386	$764
Operating lease liabilities (2)	$535	$950

Weighted average remaining lease term in years; operating leases	1.72	2.30
Weighted average discount rate; operating leases	3.38%	3.39%
(1) Operating lease right-of-use assets are recorded as other assets in the consolidated balance sheets.
(2) Operating lease liabilities are recorded as other liabilities in the consolidated balance sheets.
Cash obligations and receipts under lease contracts are as follows:

Fiscal years ending December 31,	Payments	Receipts
2026	$104	$11
2027	392	31
2028	176	31
2029	—	18
Thereafter	—	—
Total	672	$91
Less: effects of discounting	(137)
Lease liability recognized	$535
In March 2026, our lease for a former bank branch office was terminated. The $112 gain on termination of this lease was recorded in other non-interest income in the consolidated statements of operations.

NOTE 6 – DEPOSITS
The following is a summary of deposits by type at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Non-interest bearing demand deposits	$271,690	$264,394
Interest bearing demand deposits	372,515	367,958
Savings accounts	138,208	151,525
Money market accounts	415,895	392,900
Certificate accounts	338,384	347,322
Total deposits	$1,536,692	$1,524,099

At September 30, 2026, the scheduled maturities of certificate accounts were as follows for the year ended, except December 31, 2026, which is the three months ended:

December 31, 2026	$97,020
December 31, 2027	237,596
December 31, 2028	1,721
December 31, 2029	1,279
December 31, 2030	400
After December 31, 2030	368
Total	$338,384

Certificate accounts of $250 or more were $53,743 and $57,136 at September 30, 2026 and December 31, 2025, respectively.
Brokered deposits were $5,263 at September 30, 2026 and consisted of no brokered certificate accounts and $5,263 of brokered money market accounts. Brokered deposits were $5,168 at December 31, 2025 and consisted of no brokered certificate accounts and $5,168 of brokered money market accounts.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
A summary of Federal Home Loan Bank advances and other borrowings at September 30, 2026 and December 31, 2025, is as follows:

	September 30, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)		$0	—%	—%		$0	—%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.25%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.25%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(75)				(196)
Total other borrowings		$51,925				$51,804

Totals		$51,925				$51,804
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,061,717 and $1,017,631 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $445,683 compared to $433,654 as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 and $5,000, during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of September 30, 2026 and December 31, 2025.
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

(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Company when, and any time after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.
Federal Home Loan Bank Letters of Credit
The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest bearing deposit balances. The LOC balances were $182,250 and $171,000 at September 30, 2026 and December 31, 2025, respectively.
Federal Reserve Borrowings
At September 30, 2026 and December 31, 2025, the Bank had the ability to borrow $21,555 and $24,484 from the Federal Reserve Bank of Minneapolis. The ability to borrow is based on mortgage-backed securities pledged with a carrying value of $30,589 and $32,056 as of September 30, 2026 and December 31, 2025, respectively. There were no Federal Reserve borrowings outstanding as of September 30, 2026, and December 31, 2025.
Federal Funds Purchased Lines of Credit
As of September 30, 2026 and December 31, 2025, the Bank maintained two unsecured federal funds purchased lines of credit with its banking partners which totaled $70,000. These lines bear interest at the lender bank’s announced daily federal funds rate, mature daily and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2026, or December 31, 2025.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Although these terms are not used to represent overall financial condition, if adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2026, the Bank was categorized as “Well Capitalized”, under Prompt Corrective Action Provisions.
The Bank’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2026
Total capital (to risk weighted assets)	$223,378	14.6%	$122,722	> =	8.0%	$153,402	> =	10.0%
Tier 1 capital (to risk weighted assets)	204,113	13.3%	92,041	> =	6.0%	122,722	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	204,113	13.3%	69,031	> =	4.5%	99,712	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	204,113	11.3%	71,944	> =	4.0%	89,930	> =	5.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%

The Company’s Tier 1 (leverage) and risk-based capital ratios at September 30, 2026 and December 31, 2025, respectively, are presented below:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2026
Total capital (to risk weighted assets)	$228,978	14.9%	$122,959	> =	8.0%
Tier 1 capital (to risk weighted assets)	174,676	11.4%	92,219	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	174,676	11.4%	69,165	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	174,676	9.7%	72,061	> =	4.0%
As of December 31, 2025
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

NOTE 9 – STOCK-BASED AND OTHER COMPENSATION
On March 27, 2018, the stockholders of Citizens Community Bancorp, Inc. approved the 2018 Equity Incentive Plan. The aggregate number of shares of common stock initially reserved and available for issuance under the 2018 Equity Incentive Plan was 350,000 shares. As of September 30, 2026, no stock options were granted under this plan and 349,648 restricted shares were granted under this plan. This amount includes 11,180 shares of performance based restricted stock granted in 2023 and issued in January 2026 upon achievement of the performance criteria and completion of the three-year performance period beginning in January 2023 and ending December 31, 2025. The amount also includes 16,021 shares of performance based restricted stock granted in 2022 and issued in January 2025 upon achievement of the performance criteria and completion of the three year performance period beginning in January 2022 and ending December 31, 2024.
On June 16, 2026, the stockholders of Citizens Community Bancorp, Inc. approved the 2026 Omnibus Incentive Plan for a term of 10 years. The aggregate number of shares of common stock initially reserved and available for issuance under the 2026 Omnibus Incentive Plan was 300,000 shares. As of September 30, 2026, no shares and no stock options had been granted under this plan. As of June 16, 2026, the remaining 352 shares authorized to be issued under the 2018 Equity Incentive Plan were cancelled upon approval of the 2026 Omnibus Incentive Plan.
In February 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan for a term of 10 years. Due to the plan’s expiration, no new awards can be granted under this plan. As of September 30, 2026, there are no awarded unvested restricted shares, and 14,000 awarded unexercised vested options remaining from the plan. Options granted under this plan vested pro rata over a five-year period from the grant date and were fully vested as of October 2022. Unexercised incentive stock options expire within 10 years of the grant date.
Stock based compensation expense related to restricted stock awards from these plans was $7 and $19 for the three and nine months ended September 30, 2026, compared to $33 and $135 for the three and nine months ended September 30, 2025.

Restricted Common Stock Award

	September 30, 2026		December 31, 2025
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Restricted Shares
Unvested and outstanding at beginning of year	6,109	$12.36	39,171	$12.48
Granted	6,500	20.63	—	—
Issued and vested	(6,109)	12.36	(33,062)	12.50
Forfeited	(1,500)	20.63	—	—
Unvested and outstanding at end of period	5,000	$20.63	6,109	$12.36

	September 30, 2026
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	18,321	$12.36
2023 performance shares below target	(7,141)	12.36
Issued and vested	(11,180)	12.36
Unvested at end of period	—	$—

	December 31, 2025
	Number of Shares	Weighted Average Grant Price
Performance Based Restricted Shares
Unvested at beginning of year	33,188	$13.09
2022 performance shares granted above target	1,154	14.00
Issued and vested	(16,021)	14.00
Unvested at end of period	18,321	$12.36
Common Stock Option Awards

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
September 30, 2026
Outstanding at beginning of year	35,500	$11.98
Exercised	(21,500)	10.86
Outstanding at end of period	14,000	$13.69	0.98	$104
Exercisable at end of period	14,000	$13.69	0.98	$104
December 31, 2025
Outstanding at beginning of year	52,000	11.62
Exercised	(16,500)	10.84
Outstanding at end of year	35,500	11.98	1.06	207
Exercisable at end of year	35,500	$11.98	1.06	$207
Information related to the 2008 Equity Incentive Plan for the respective periods follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Intrinsic value of options exercised	$201	$26
Cash received from options exercised	$234	$61
Tax benefit realized from options exercised	$—	$—
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
At the end of each reporting period, the Company estimates its potential liability related to the plan and records any change to this liability as compensation expense in the consolidated statement of operations. At September 30, 2026 and December 31, 2025, the related liability was $841 and $494, respectively, which is included in other liabilities on the consolidated balance sheet. For the three months ended September 30, 2026 and September 30, 2025, the Company recorded related expense of $89 and $128, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations. For the nine months ended September 30, 2026 and September 30, 2025, the Company recorded related expense of $550 and $259, respectively, which is included in compensation and related benefits/non-interest expense on the Company’s consolidated statement of operations.

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

Assets Measured on a Recurring Basis
The following tables present the financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Investment securities:
U.S. treasury and government agencies	$16,764	$—	$16,764	$—
Mortgage-backed securities	58,358	—	58,358	—
Corporate debt securities	41,118	—	41,118	—
Student loan asset-backed securities	14,353	—	14,353	—
Total investment securities	130,593	—	130,593	—
Equity Investments:
Farmer Mac equity securities	591	591	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,840	—	—	—
Total equity investments	6,556	591	—	1,125
Total	$137,149	$591	$130,593	$1,125

December 31, 2025
Investment securities:
U.S. treasury and government agencies	$10,773	$—	$10,773	$—
Mortgage-backed securities	66,684	—	66,684	—
Corporate debt securities	40,682	—	40,682	—
Student loan asset-backed securities	15,964	—	15,964	—
Total investment securities	134,103	—	134,103	—
Equity Investments:
Farmer Mac equity securities	505	505	—	—
Preferred equity	1,125	—	—	1,125
Equity investments measured at NAV(1)	4,210	—	—	—
Total equity investments	5,840	505	—	1,125
Total	$139,943	$505	$134,103	$1,125

(1) Investments valued at NAV are excluded from being reported under the fair value hierarchy but are presented to permit reconciliation with the balance sheet in accordance with ASC 820-10-35-54B.
At September 30, 2026 and December 31, 2025, the Company owned $1,125 preferred equity investments for which the Company utilized significant unobservable inputs (Level 3 inputs) to determine fair value.
There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements relating to the available-for-sale securities above during the three and nine month periods ended September 30, 2026 and September 30, 2025. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and nine month periods ended September 30, 2026 and September 30, 2025.

Assets Measured on Nonrecurring Basis
The following tables present the financial instruments measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

	Carrying Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Foreclosed and repossessed assets, net	$1,090	$—	$—	$1,090
Collateral dependent loans	20,493	—	—	20,493
Total	$21,583	$—	$—	$21,583
December 31, 2025
Foreclosed and repossessed assets, net	$857	$—	$—	$857
Collateral dependent loans	10,360	—	—	10,360
Total	$11,217	$—	$—	$11,217
Foreclosed and repossessed assets, net were written down to their fair values of $1,090 and $857 at September 30, 2026 and December 31, 2025, respectively, based on their underlying collateral values less costs to sell. Collateral dependent loans were written down to their fair values of $20,493 and $10,360 at September 30, 2026 and December 31, 2025, respectively, based on their underlying collateral values less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs. Unobservable inputs include, but are not limited to, percentage estimates of real estate selling costs which may include real estate brokerage commissions, legal fees, and delinquent property taxes. The quantification of unobservable inputs for Level 3 assets range from 10% to 15% of the collateral value as of the measurement dates of September 30, 2026 and December 31, 2025.

The table below represents what we would receive to sell an asset or what we would have to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the table below.
The carrying amount and estimated fair value of the Company’s financial instruments as of the dates indicated below were as follows:

		September 30, 2026		December 31, 2025
	Valuation Method Used	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(Level I)	$95,444	$95,444	$118,853	$118,853
Securities available-for-sale “AFS”	(Level II)	130,593	130,593	134,103	134,103
Securities held-to-maturity “HTM”	(Level II)	76,065	56,258	80,210	64,117
Farmer Mac equity securities	(Level I)	591	591	505	505
Preferred equity	(Level III)	1,125	1,125	1,125	1,125
Equity investments valued at NAV(1)	N/A	4,840	N/A	4,210	N/A
Other investments	(Level II)	12,476	12,476	12,506	12,506
Loans receivable, net	(Level III)	1,362,739	1,346,713	1,317,924	1,297,841
Loans held for sale - Residential mortgage	(Level I)	1,169	1,169	2,338	2,338
Loans held for sale - SBA /FSA	(Level II)	390	390	2,616	2,616
Mortgage servicing rights	(Level III)	3,506	5,585	3,494	4,652
Accrued interest receivable	(Level I)	6,436	6,436	6,126	6,126
Financial liabilities:
Deposits (excluding demand deposits)	(Level III)	$892,487	$891,724	$891,747	$891,663
FHLB advances	(Level II)	—	—	—	—
Other borrowings	(Level II)	51,925	50,906	51,804	49,988
Accrued interest payable	(Level I)	2,369	2,369	3,680	3,680
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

NOTE 11—EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares outstanding for the period. A reconciliation of the basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(Share count in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic
Net income attributable to common stockholders	$5,406	$3,682	$10,263	$10,149
Weighted average common shares outstanding	9,632	9,911	9,634	9,963
Basic earnings per share	$0.56	$0.37	$1.07	$1.02
Diluted
Net income attributable to common stockholders	$5,406	$3,682	$10,263	$10,149
Weighted average common shares outstanding	9,632	9,911	9,634	9,963
Add: Dilutive stock options outstanding	5	10	4	10
Average shares and dilutive potential common shares	9,637	9,921	9,638	9,973
Diluted earnings per share	$0.56	$0.37	$1.06	$1.02
Dilutive shares outstanding consist of exercisable stock options whose strike prices were less than the quarterly average closing price of the Company’s common stock. At September 30, 2026 and September 30, 2025, there were no exercisable stock options with a potentially dilutive effect excluded from diluted shares outstanding. All exercisable stock options had stock prices less than the quarterly average closing price of the Company’s common stock.

NOTE 12 – OTHER COMPREHENSIVE INCOME
The following tables show the tax effects allocated to each component of other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized (losses) gains arising during the period	$(4,407)	$941	$(3,466)	$2,170	$(513)	$1,657
Other comprehensive (loss) income	$(4,407)	$941	$(3,466)	$2,170	$(513)	$1,657

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on securities:
Net unrealized (losses) gains arising during the period	$(3,739)	$717	$(3,022)	$4,193	$(1,000)	$3,193
Other comprehensive (loss) income	$(3,739)	$717	$(3,022)	$4,193	$(1,000)	$3,193
The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax for the twelve months ended December 31, 2025 and the nine months ended September 30, 2026 were as follows:

	Unrealized Gains (Losses) on AFS Securities	Other Accumulated Comprehensive Income (Loss), net of tax
Ending Balance, December 31, 2024	$(22,753)	$(16,420)
Current year-to-date other comprehensive income	5,238	3,953
Ending balance, December 31, 2025	$(17,515)	$(12,467)
Current year-to-date other comprehensive loss	(3,739)	(3,022)
Ending balance, September 30, 2026	$(21,254)	$(15,489)

There were no reclassifications out of accumulated other comprehensive income for the three and nine month periods ended September 30, 2026 and September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Interest and dividend income	$23,200	$22,254	$66,750	$65,859

Reconciliation of revenue
Other Revenue	2,882	3,022	8,588	8,451
Total consolidated revenues	26,082	25,276	75,338	74,310

Less:
Interest expense	8,709	9,040	25,745	27,740
Segment net interest income and non-interest income	17,373	16,236	49,593	46,570

Less:
Provision for credit losses	125	650	5,200	1,750
Compensation and related benefits (expense)	6,189	6,341	17,967	17,946
Other expenses	4,447	4,710	13,945	14,318
Provision for income taxes (expense)	1,206	853	2,218	2,407
Segment net income/consolidated net income	$5,406	$3,682	$10,263	$10,149

Other segment disclosures:
Interest income	$23,200	$22,254	$66,750	$65,859
Interest expense	$8,709	$9,040	$25,745	$27,740
Depreciation	$491	$505	$1,452	$1,549
Amortization	$113	$113	$339	$471
Other significant noncash items:
Provision for credit losses	$125	$650	$5,200	$1,750

Reconciliation of assets:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total assets for reportable segments	$1,795,657	$1,726,987	$1,795,657	$1,726,987
Other assets	—	—	—	—
Total consolidated assets	$1,795,657	$1,726,987	$1,795,657	$1,726,987

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
Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 (“2025 10-K”), our quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 6, 2026 (“2Q26 10-Q”), and Item 1A in Part II of this report, and the following:
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
•the effectiveness of our internal control over financial reporting and disclosure controls and procedures;
•our ability to remediate the material weakness in our internal control over financial reporting;
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
GENERAL
The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2026, and our consolidated results of operations for the three and nine months ended September 30, 2026, compared to the same periods in 2025. This discussion should be read in conjunction with the interim consolidated financial statements and the condensed notes thereto included with this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes related thereto included in our 2025 10-K. Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than share, per share and capital ratio amounts, are stated in thousands.
PERFORMANCE SUMMARY
We reported net income of $5.4 million and $10.3 million, or $0.56 and $1.06 per diluted share for the three and nine months ended September 30, 2026, compared to net income of $3.7 million and $10.1 million, or $0.37 and $1.02 per diluted share for the three and nine months ended September 30, 2025, respectively.
The following is a summary of some of the significant factors that affected our operating results for the three and nine months ended September 30, 2026, and September 30, 2025.
Compared to the third quarter of 2025, the third quarter of 2026 net interest income increased $1.3 million. The third quarter 2026 increase from the same period in 2025 was largely due to an increase in average loan balances and lower interest-bearing liabilities costs, with the impact of higher average deposit balances, largely offset by higher interest-bearing cash.
The total provision for credit losses for the third quarter ended September 30, 2026, was $0.125 million compared to a provision for credit losses of $0.650 million for the quarter ended September 30, 2025. The third quarter of 2026 provision was largely due to: (1) an increase in specific reserves; (2) the impact of net loan growth: partially offset by (3) lower required ACL provision based on changes in loan characteristics. The third quarter of 2025 provision was largely due to the impact of changes in credit quality, partially offset by loan shrinkage. Non-interest income decreased $0.1 million in the third quarter of 2026, compared to the third quarter of 2025, primarily due to lower gains on the sale of loans of $0.5 million, partially offset by higher net gains on equities of $0.3 million.
Non-interest expense decreased $0.4 million in the third quarter of 2026 from $11.1 million in the third quarter of 2025. The decrease was primarily due to lower compensation costs due to lower incentive compensation and lower data processing costs, partially offset by higher loan workout expenses in other expenses.
Provision for income taxes increased to $1.21 million in the third quarter of 2026, from $0.85 million in the third quarter of 2025, primarily due to higher pre-tax income.
For the nine months ended September 30, 2026, net interest income increased $2.9 million from the same period in 2025 due to the impact of lower deposit costs along with both the rate and volume impact of calling and redeeming the 6% subordinated debt in the third quarter of 2025. Rising loan yields in 2026 were partially offset the $1.4 million of income recognized in 2025 largely due to payoffs of nonaccrual loans and loans with purchase discount accretions.
The total provision for credit losses for the nine months ended September 30, 2026, was $5.2 million compared to a provision for credit losses of $1.8 million for the nine months ended September 30, 2025. The $3.4 million increase was attributable to the factors discussed above. The provision for 2026 was largely due to increases in specific reserves, net charge offs, and net loan growth partially offset by lower required ACL due to changes in loan characteristics. The 2025 provision for ACL was primarily due to the impact of higher reserves on impaired loans and the impact of higher delinquencies.
Non-interest income increased $0.1 million for the nine-month period ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in loan servicing income and net gains on equities, largely offset by lower gain on sale of loans.
Non-interest expense decreased by $0.4 million in the nine-month period ended September 30, 2026, compared to the same period in 2025, largely due to lower data processing expense, partially offset by loan workout expenses included in other expenses.
Provision for income taxes decreased by $0.2 million in the nine months ended September 30, 2026, largely due to a lower effective tax rate.
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
Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest earning assets. Net interest margin currently exceeds interest rate spread because non-interest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest earning assets. The narrative below discusses net interest income, and net interest margin for the three-month and nine-month periods ended September 30, 2026, and September 30, 2025, respectively.
Net interest income was $14.5 million for the three months ended September 30, 2026, compared to $13.2 million for the three months ended September 30, 2025. The third quarter 2026 increase from the same period in 2025 was largely due to: (1) a $0.3 million decrease in interest expense largely due to: (a) the impact of the Federal Open Market Committee (“FOMC’) overnight Fed Funds interest rates decreasing 75 basis points in the third and fourth quarters of 2025 and (b) lower expense due to the redemption of $15 million of 6% subordinated debt in the third quarter of 2025; and (2) higher average loan balances and growth in other earnings assets. These increases were partially offset by: (1) lower average investment securities balances; (2) lower interest income in the second quarter and third quarter of 2026 due to the impact of an increase in nonaccrual loans and the repurchase of delinquent government loans; and (3) the impact of lower interest rates on cash and cash equivalents resulting from a 75 basis points reduction in overnight interest rates in the third and fourth quarter of 2025 by the FOMC.
The net interest margin for the three-month period ended September 30, 2026, increased to 3.37%, compared to 3.20%, for the three-month period ended September 30, 2025. The higher net interest margin was largely due to a 20-basis point reduction in the cost of interest-bearing liabilities.
Net interest income was $41.0 million for the nine-month period ended September 30, 2026, compared to $38.1 million for the nine months ended September 30, 2025. The impact of lower deposit interest expense in the first quarter of 2026 compared to the first quarter of 2025 was the primary reason for the change, along with the second quarter 2026 changes discussed above. Rising loan yields in 2026 were partially offset the $1.4 million of income recognized in 2025 largely due to payoffs of nonaccrual loans and loans with purchase discount accretion.
The net interest margin for the nine-month period ended September 30, 2026, increased to 3.26%, compared to 3.11%, for the nine-month period ended September 30, 2025. The higher net interest margin was primarily due to a decrease in interest-bearing liability costs of 26 basis points, mainly due to: (1) lower short-term Fed Funds interest rates discussed above; (2) a decrease in the cost of FHLB advances; and (3) the September 2025 redemption of 6% $15 million subordinated debt; which was partially offset by a 7 basis point decrease in interest earning assets due to lower yields on cash. Rising loan yields in 2026 partially offset the $1.4 million of income recognized in 2025 largely due to payoffs of nonaccrual loans and loans with purchase discount accretion.
Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following net interest income analysis table presents interest income from average interest earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a tax equivalent basis. Shown below is the weighted average tax equivalent yield on interest earning assets, rates paid on interest-bearing liabilities and the resultant spread at or during the three and nine-month periods ended September 30, 2026, and September 30, 2025. Non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$104,272	$978	3.72%	$62,395	$693	4.41%
Loans	1,385,049	20,407	5.85%	1,342,635	19,759	5.84%
Investment securities	205,178	1,660	3.21%	220,213	1,738	3.13%
Other investments	12,481	155	4.93%	12,373	64	2.05%
Total interest earning assets	$1,706,980	$23,200	5.39%	$1,637,616	$22,254	5.39%
Average interest-bearing liabilities:
Savings accounts	$142,927	$242	0.67%	$158,905	$306	0.76%
Demand deposits	391,498	1,951	1.98%	376,145	2,061	2.17%
Money market	414,557	2,675	2.56%	358,956	2,512	2.78%
CD’s	339,514	3,122	3.65%	339,566	3,341	3.90%
Total deposits	$1,288,496	$7,990	2.46%	$1,233,572	$8,220	2.64%
FHLB Advances and other borrowings	51,905	719	5.50%	54,389	820	5.98%
Total interest-bearing liabilities	$1,340,401	$8,709	2.58%	$1,287,961	$9,040	2.78%
Net interest income		$14,491			$13,214
Interest rate spread			2.81%			2.61%
Net interest margin			3.37%			3.20%
Average interest earning assets to average interest-bearing liabilities			1.27			1.27

NET INTEREST INCOME ANALYSIS ON A TAX EQUIVALENT BASIS
(Dollar amounts in thousands)
Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Average interest earning assets:
Cash and cash equivalents	$102,827	$2,847	3.7%	$51,589	$1,710	4.43%
Loans receivable	1,359,323	58,498	5.75%	1,353,030	58,466	5.78%
Investment securities	209,572	4,940	3.15%	223,985	5,282	3.15%
Other investments	12,492	465	4.98%	12,423	401	4.32%
Total interest earning assets	$1,684,214	$66,750	5.3%	$1,641,027	$65,859	5.37%
Average interest bearing liabilities:
Savings accounts	$147,728	$827	0.75%	$162,222	$1048	0.86%
Demand deposits	385,918	5,581	1.93%	377,051	6,079	2.16%
Money market accounts	403,295	7,717	2.56%	361,944	7,557	2.79%
CD’s	342,251	9,476	3.7%	342,077	10,420	4.07%
Total deposits	$1,279,192	$23,601	2.47%	$1,243,294	$25,104	2.70%
FHLB advances and other borrowings	51,883	2,144	5.52%	60,231	2,636	5.85%
Total interest bearing liabilities	$1,331,075	$25,745	2.59%	$1,303,525	$27,740	2.85%
Net interest income		$41,005			$38,119
Interest rate spread			2.71%			2.52%
Net interest margin			3.26%			3.11%
Average interest earning assets to average interest bearing liabilities			1.27			1.26

Rate/Volume Analysis. The following tables present the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume, which are changes in the average outstanding balances multiplied by the prior period rate (i.e., holding the initial rate constant) and (2) changes in rate, which are changes in average interest rates multiplied by the prior period volume (i.e., holding the initial balance constant). Rate changes have been discussed previously in the net interest income section above. For both the three and nine-month periods ended September 30, 2026 and 2025, asset volumes changed to higher yielding loans from lower yielding investment securities, with deposit growth largely invested in cash and cash equivalents.
RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$413	$(128)	$285
Loans	625	23	648
Investment securities	(121)	43	(78)
Other investments	1	90	91
Total interest earning assets	918	28	946
Interest expense:
Savings accounts	(29)	(35)	(64)
Demand deposits	82	(192)	(110)
Money market accounts	370	(207)	163
CD’s	(1)	(218)	(219)
Total deposits	422	(652)	(230)
FHLB Advances and other borrowings	(36)	(65)	(101)
Total interest bearing liabilities	386	(717)	(331)
Net interest income	$532	$745	$1,277

RATE / VOLUME ANALYSIS
(Dollar amounts in thousands)
Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Cash and cash equivalents	$1,488	$(351)	$1,137
Loans receivable	271	(239)	32
Investment securities	(340)	(2)	(342)
Other investments	2	62	64
Total interest earning assets	1,421	(530)	891
Interest expense:
Savings accounts	(88)	(133)	(221)
Demand deposits	140	(638)	(498)
Money market accounts	824	(664)	160
CD’s	5	(949)	(944)
Total deposits	881	(2,384)	(1,503)
FHLB advances and other borrowings	(322)	(170)	(492)
Total interest bearing liabilities	559	(2,554)	(1,995)
Net interest income	$862	$2,024	$2,886
The table below shows the principal balance and current contractual rate of fixed-rate loans, securities, and certificates of deposits as of September 30, 2026, that mature or reprice for the remaining quarter of 2026 and the four quarters of 2027.
Portfolio Contractual Fixed Rate Repricing by Future Quarters:
(in millions, except yields)

	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Maturing or Repricing Loans:
Contractual balance	$87	$63	$66	$47	$70
Contractual interest rate	4.21%	4.52%	4.64%	5.17%	5.39%
Maturing or Repricing Securities:
Contractual balance	$3	$3	$—	$4	$—
Contractual interest rate	3.27%	3.31%	—%	5.92%	—%
Maturing Certificate Accounts:
Contractual balance	$97	$120	$39	$65	$14
Contractual interest rate	3.70%	3.63%	3.62%	3.73%	3.77%

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
The total provision for credit losses for the third quarter ended September 30, 2026, was $0.125 million compared to a provision for credit losses of $0.650 million for the quarter ended September 30, 2025. The third quarter of 2026 provision was largely due to: (1) an increase in specific reserves; (2) the impact of net loan growth: partially offset by (3) lower required ACL provision based on changes in loans characteristics. The third quarter of 2025 provision was largely due to the impact of changes in credit quality, partially offset by loan shrinkage.
The total provision for credit losses for the nine months ended September 30, 2026, was $5.200 million compared to a provision for credit losses of $1.750 million for the nine months ended September 30, 2025. The provision for 2026 was largely due to increases in specific reserves, net charge offs, and net loan growth partially offset by lower required ACL due to changes in loan characteristics. The 2025 provision for ACL was primarily due to the impact of higher reserves on impaired loans and the impact of higher delinquencies.
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
Non-interest Income. The following table reflects the various components of non-interest income for the three and nine-month periods ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest Income:
Service charges on deposit accounts	$491	$449	9.35%	$1,411	$1,304	8.21%
Interchange income	555	565	(1.77)%	1,612	1,647	(2.13)%
Loan servicing income	681	649	4.93%	1,935	1,773	9.14%
Gain on sale of loans	489	992	(50.71)%	1,952	2,411	(19.04)%
Loan fees and service charges	131	173	(24.28)%	398	530	(24.91)%
Net gains (losses) on equity securities	256	(66)	N/M	357	43	N/M
Other	279	260	7.31%	923	743	24.23%
Total non-interest income	$2,882	$3,022	(4.63)%	$8,588	$8,451	1.62%
N/M means not meaningful
Gain on sale of loans decreased in the three-month and nine-month periods ended September 30, 2026, compared to the same periods in 2025. Lower gains on SBA loan sales contributed to most of the decrease, partially offset by higher residential gains on sale.
Loan fees and service charges decreased for the three-month and nine-month periods ended September 30, 2026, compared to the same periods in 2025 due to lower customer activity.
Other income increased for the nine-month period ended September 30, 2026, compared to the same period in 2025, primarily due to the termination of the remaining lease obligation in the first quarter of 2026 on a previously closed branch. To a lesser extent, income on Bank owned life insurance increased.
Non-interest Expense. The following table reflects the various components of non-interest expense for the three and nine-month periods ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
Non-interest Expense:
Compensation and related benefits	$6,189	$6,341	(2.40)%	$17,967	$17,946	0.12%
Occupancy	1,202	1,266	(5.06)%	3,720	3,749	(0.77)%
Data processing	1,381	1,811	(23.74)%	4,100	5,283	(22.39)%
Amortization of intangible assets	113	113	—%	339	471	(28.03)%
Mortgage servicing rights expense, net	121	161	(24.84)%	455	449	1.34%
Advertising, marketing and public relations	190	201	(5.47)%	623	562	10.85%
FDIC premium assessment	195	195	—%	626	584	7.19%
Professional services	353	359	(1.67)%	1,472	1,299	13.32%
Gains on repossessed assets, net	(61)	(4)	N/M	(73)	—	N/M
Other	953	608	56.74%	2,683	1,921	39.67%
Total non-interest expense	$10,636	$11,051	(3.76)%	$31,912	$32,264	(1.09)%

Non-interest expense (annualized) / Average assets	2.33%	2.53%	(7.91)%	2.37%	2.47%	(4.05)%
N/M means not meaningful
Data processing expense for the three and nine-month periods ended September 30, 2026, decreased from the same 2025 periods, largely due to contract renegotiations which lowered our costs.
Amortization of intangibles decreased for the nine-month period ended September 30, 2026, from the same 2025 period, as an intangible was fully amortized in the third quarter of 2025.
Other expense for the three and nine-months ended September 30, 2026, increased from the same 2025 periods, primarily due to loan workout expenses.
Income Taxes. Provision for income taxes increased to $1.21 million in the third quarter of 2026, from $0.85 million in the third quarter of 2025. For the nine months ended September 30, 2026, income tax expense decreased $0.2 million to $2.2 million, compared to the same period in 2025. The effective tax rate was 18.2% for the quarter ended September 30, 2026, compared to 18.8% for the quarter ended September 30, 2025. The increase in the effective tax rate in the third quarter of 2026 was due to the effective tax rate normalizing to historical levels after the extremely low effective rate in the second quarter due to the impact of lower net income.

BALANCE SHEET ANALYSIS
Cash and Cash Equivalents. Cash and cash equivalents decreased $23.4 million to $95.4 million at September 30, 2026, compared to $118.9 million at December 31, 2025. This decrease was primarily due to deposit growth partially offset by loan growth.
Investment Securities. We manage our securities portfolio to provide liquidity, manage interest rate risk, and enhance income. Our investment portfolio is comprised of securities available-for-sale and securities held-to-maturity. Securities available-for-sale decreased $3.5 million during the nine months ending September 30, 2026, to $130.6 million from $134.1 million at December 31, 2025. There were principal repayments of $9.7 million and redemptions of $7.4 million in the corporate debt portfolio and an increase in the unrealized loss of $3.7 million. These reductions were partially offset by purchases of $10 million of U.S. Treasury 2-year notes and $7.3 million of corporate debt
Securities held-to-maturity decreased $4.1 million to $76.1 million during the nine-month period ending September 30, 2026, from $80.2 million at December 31, 2025, due to principal repayments.
The amortized cost and market values of our available-for-sale securities by asset categories as of the dates indicated below were as follows:

Available-for-sale securities	Amortized Cost	Fair Value
September 30, 2026
U.S. treasury and government agencies	$16,789	$16,764
Mortgage-backed securities	78,216	58,358
Corporate debt securities	42,337	41,118
Student loan asset-backed securities	14,505	14,353
Totals	$151,847	$130,593
December 31, 2025
U.S. treasury and government agencies	$10,811	$10,773
Mortgage-backed securities	82,264	66,684
Corporate debt securities	42,394	40,682
Student loan asset-backed securities	16,149	15,964
Totals	$151,618	$134,103

The amortized cost and fair value of our held-to-maturity securities by asset categories as of the dates noted below were as follows:

Held-to-maturity securities	Amortized Cost	Fair Value
September 30, 2026
Obligations of states and political subdivisions	$300	$292
Mortgage-backed securities	75,765	55,966
Totals	$76,065	$56,258
December 31, 2025
Obligations of states and political subdivisions	$400	$388
Mortgage-backed securities	79,810	63,729
Totals	$80,210	$64,117

The composition of our available-for-sale portfolios by credit rating as of the dates indicated below was as follows:

	September 30, 2026		December 31, 2025
Available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	$95,005	$75,122	$93,075	$77,458
AAA	3,961	3,961	4,613	4,595
AA	10,544	10,392	11,536	11,369
A	2,250	2,113	2,250	2,097
BBB	40,087	39,005	40,144	38,584
Total available-for-sale securities	$151,847	$130,593	$151,618	$134,103
The composition of our held-to-maturity portfolio by credit rating as of the dates indicated was as follows:

	September 30, 2026		December 31, 2025
Held-to-maturity securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agency	$75,765	$55,966	$79,810	$63,729
A	300	292	400	388
Total	$76,065	$56,258	$80,210	$64,117
At September 30, 2026, the Bank has pledged certain of its mortgage-backed securities with a carrying value of $30.6 million as collateral to secure a line of credit with the Federal Reserve Bank. As of September 30, 2026, there were no borrowings outstanding on this Federal Reserve Bank line of credit. As of September 30, 2026, the Bank has pledged certain of its U.S. Government Agency securities with a carrying value of $0.04 million and mortgage-backed securities with a carrying value of $1.6 million as collateral against specific municipal deposits. As of September 30, 2026, the Bank also has mortgage-backed securities with a carrying value of $0.4 million pledged as collateral to the Federal Home Loan Bank of Des Moines.
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

Loans. Total loans outstanding, net of deferred loan fees and costs and unamortized discount on acquired loans, increased by $0.05 billion, to $1.39 billion as of September 30, 2026, from $1.34 billion at December 31, 2025. The following table reflects the composition of our loan portfolio at September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate loans:
Commercial/Agricultural real estate
Commercial real estate	$743,657	53.5%	$683,108	51.0%
Agricultural real estate	72,903	5.3%	69,136	5.2%
Multi-family real estate	261,803	18.9%	245,688	18.3%
Construction and land development	57,877	4.2%	75,767	5.6%
Residential mortgage
Residential mortgage	114,190	8.2%	122,025	9.1%
Purchased HELOC loans	1,384	0.1%	1,739	0.1%
Total real estate loans	1,251,814	90.2%	1,197,463	89.3%
C&I/Agricultural operating and Consumer Installment Loans:
C&I/Agricultural operating
Commercial and industrial (“C&I”)	104,770	7.5%	105,907	7.9%
Agricultural operating	26,676	1.9%	33,375	2.5%
Consumer installment
Originated indirect paper	1,301	0.1%	2,224	0.2%
Other consumer	7,013	0.5%	3,997	0.3%
Total C&I/Agricultural operating and Consumer installment Loans	139,760	10.0%	145,503	10.9%
Gross loans	$1,391,574	100.2%	$1,342,966	100.2%
Unearned net deferred fees and costs and loans in process	(2,614)	(0.2)%	(2,528)	(0.2)%
Unamortized discount on acquired loans	(82)	—%	(113)	—%
Total loans (net of unearned income and deferred expense)	1,388,878	100.0%	1,340,325	100.0%
Allowance for credit losses	(26,139)		(22,401)
Total loans receivable, net	$1,362,739		$1,317,924
Commercial real estate (”CRE”) lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The level of owner-occupied property versus non-owner-occupied property is tracked and monitored on a regular basis.

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at September 30, 2026:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$484	$260	$262	$58
Number of Loans	723	385	128	65
Average Loan Size in Millions	$0.7	$0.7	$2.1	$0.9
Approximate Weighted Average LTV	54%	50%	63%	63%
Weighted Average Seasoning in Months	46	46	48	17
Trailing 12 Month Net Charge-Offs	0.00%	0.24%	0.00%	0.00%
Criticized Loans in Millions	$18.9	$15.5	$14.4	$0.0
Criticized Loans as a Percent of Total	3.9%	6.0%	5.5%	0.0%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	52%	82%	66%	80%
Minnesota	15%	13%	24%	2%
Other	33%	5%	10%	18%
The following table further disaggregates the composition of our commercial real estate loan portfolio by selected industry components at September 30, 2026:

	Campground	Hotel	Restaurant	Office
Loan Balance Outstanding in Millions	$153	$82	$63	$40
Number of Loans	72	22	81	68
Average Loan Size in Millions	$2.1	$3.7	$0.8	$0.6
Approximate Weighted Average LTV	48%	57%	52%	61%
Weighted Average Seasoning in Months	46	41	44	36
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$5.7	$3.0	$3.2	$4.6
Criticized Loans as a Percent of Total	3.7%	3.7%	5.0%	11.3%
The table below lists our CRE portfolio selected industry components by geographical location:

	Campground	Hotel	Restaurant	Office
Wisconsin	15%	43%	64%	87%
Minnesota	0%	26%	22%	7%
Other	85%	31%	14%	6%

The following table lists the portfolio characteristics of our major commercial real estate loan portfolio at December 31, 2025:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Loan Balance Outstanding in Millions	$443	$240	$246	$76
Number of Loans	719	377	125	84
Average Loan Size in Millions	$0.6	$0.6	$2.0	$0.9
Approximate Weighted Average LTV	51%	49%	61%	72%
Weighted Average Seasoning in Months	48	48	46	17
Trailing 12 Month Net Charge-Offs	0.00%	0.00%	0.00%	0.00%
Criticized Loans in Millions	$6.3	$19.0	$9.0	$0.1
Criticized Loans as a Percent of Total	1.4%	7.9%	3.7%	0.1%
The table below lists the above CRE portfolio by geographical location:

	Non-Owner Occupied CRE	Owner- Occupied CRE	Multi-family CRE	Construction and Development CRE
Wisconsin	48%	79%	64%	59%
Minnesota	22%	15%	26%	3%
Other	30%	6%	10%	38%
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

Allowance for Credit Losses - Loans
(in thousands, except ratios)

	September 30, 2026 and Three Months Ended	June 30, 2026 and Three Months Ended	December 31, 2025 and Three Months Ended
Allowance for Credit Losses (“ACL”)
ACL - Loans, at beginning of period	$25,899	$22,966	$22,182
Loans charged off:
Commercial/Agricultural real estate	—	(574)	—
C&I/Agricultural operating	(47)	(849)	—
Residential mortgage	—	—	—
Consumer installment	(2)	—	(4)
Total loans charged off	(49)	(1,423)	(4)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	19	—	—
C&I/Agricultural operating	25	2	2
Residential mortgage	—	—	—
Consumer installment	—	4	18
Total recoveries of loans previously charged off:	44	6	20
Net loan (charge-offs)/recoveries (“NCOs”)	(5)	(1,417)	16
Additions to ACL - Loans via provision for credit losses charged to operations	245	4,350	203
ACL - Loans, at end of period	$26,139	$25,899	$22,401
Average outstanding loan balance	$1,385,049	$1,363,849	$1,329,456
Ratios:
NCOs (annualized) to average loans	0.00%	0.42%	0.00%
Allowance for Credit Losses - Loans Activity by Segment
(in thousands, except ratios)

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Three months ended September 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$21,421	$2,272	$2,047	$159	$25,899
Charge-offs	—	(47)	—	(2)	(49)
Recoveries	19	25	—	—	44
Additions to ACL - Loans via provision for credit losses charged to operations	78	(27)	40	154	245
ACL - Loans, at end of period	$21,518	$2,223	$2,087	$311	$26,139

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Nine months ended September 30, 2026
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$17,654	$2,358	$2,230	$159	$22,401
Charge-offs	(591)	(1,079)	—	(3)	(1,673)
Recoveries	19	27	5	7	58
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	4,436	917	(148)	148	5,353
ACL - Loans, at end of period	$21,518	$2,223	$2,087	$311	$26,139

The following table presents the balance and activity in the allowance for credit losses (“ACL”) - loans by portfolio segment for the twelve months ended December 31, 2025:

	Commercial/Agricultural Real Estate	C&I/Agricultural operating	Residential Mortgage	Consumer Installment	Total
Twelve months ended December 31, 2025
Allowance for Credit Losses - Loans:
ACL - Loans, at beginning of period	$16,516	$1,330	$2,489	$214	$20,549
Charge-offs	(51)	(94)	—	(22)	(167)
Recoveries	92	51	53	29	225
Additions/(reversals) to ACL - Loans via provision for credit losses charged to operations	1,097	1,071	(312)	(62)	1,794
ACL - Loans, at end of period	$17,654	$2,358	$2,230	$159	$22,401
Allowance for Credit Losses - Loans Percentage
(in thousands, except ratios)

	September 30, 2026	December 31, 2025
Loans, end of period	$1,388,878	$1,340,325
ACL - Loans	$26,139	$22,401
ACL - Loans to loans, end of period	1.88%	1.67%
In addition to the ACL - Loans, the Company has established an ACL - Unfunded Commitments of $0.337 million at September 30, 2026, and $0.490 million at December 31, 2025, classified in other liabilities on the consolidated balance sheets.
Allowance for Credit Losses - Unfunded Commitments:
(in thousands)

	September 30, 2026 and Three Months Ended	September 30, 2025 and Three Months Ended	September 30, 2026 and Nine Months Ended	September 30, 2025 and Nine Months Ended
ACL - Unfunded commitments, beginning of period	$457	$627	$490	$334
(Reversals)/additions to ACL - Unfunded commitments via provision for credit losses charged to operations	(120)	(134)	(153)	159
ACL - Unfunded commitments, end of period	$337	$493	$337	$493
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

The following table identifies the various components of nonperforming assets and other balance sheet information as of the dates indicated below and changes in the ACL for the periods then ended:

	September 30, 2026 and Nine Months Then Ended (1)	December 31, 2025 and Twelve Months Then Ended (1)
Nonperforming assets:
Nonaccrual loans
Commercial real estate	$18,403	$4,652
Agricultural real estate	2,233	464
Multi-family real estate	8,970	8,970
Construction and land development	—	—
Commercial and industrial	935	1,282
Agricultural operating	—	—
Residential mortgage	416	485
Consumer installment	—	—
Total nonaccrual loans	$30,957	$15,853
Accruing loans past due 90 days or more	158	1
Total nonperforming loans (“NPLs”)	31,115	15,854
Other real estate owned	1,090	850
Other collateral owned	—	7
Total nonperforming assets (“NPAs”)	$32,205	$16,711
Average outstanding loan balance	$1,359,323	$1,347,088
Loans, end of period	$1,388,878	$1,340,325
Total assets, end of period	$1,795,657	$1,781,755
ACL - Loans, at beginning of period	$22,401	$20,549
Loans charged off:
Commercial/Agricultural real estate	$(591)	$(51)
C&I/Agricultural operating	(1,079)	(94)
Residential mortgage	—	—
Consumer installment	(3)	(22)
Total loans charged off	(1,673)	(167)
Recoveries of loans previously charged off:
Commercial/Agricultural real estate	19	92
C&I/Agricultural operating	27	51
Residential mortgage	5	53
Consumer installment	7	29
Total recoveries of loans previously charged off:	58	225
Net loan (charge-offs)/recoveries (“NCOs”)	(1,615)	58
Additions to ACL - loans via provision for credit losses charged to operations	5,353	1,794
ACL - Loans, at end of period	$26,139	$22,401
Ratios:
ACL-Loans to NCOs (annualized)	N/M	N/M
NCOs (annualized) to average loans	0.16%	—%
ACL-Loans to total loans	1.88%	1.67%
ACL-Loans to nonaccrual loans	84.44%	141.30%
Nonaccrual loans to total loans	2.23%	1.18%
NPLs to total loans	2.24%	1.18%
NPAs to total assets	1.79%	0.94%
(1) Loan balances are stated at amortized cost.
N/M means not meaningful

Nonaccrual Loans Roll Forward:

	Quarter Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Balance, beginning of period	$31,561	$17,303	$15,853	$15,614	$11,609
Additions	733	18,332	2,350	483	9,958
Charge offs	(52)	(1,423)	(200)	—	(7)
Transfers to OREO	(240)	—	—	—	—
Payments received	(1,110)	(2,629)	(681)	(244)	(5,934)
Other, net	65	(22)	(19)	—	(12)
Balance, end of period	$30,957	$31,561	$17,303	$15,853	$15,614
Nonperforming assets were $32.2 million at September 30, 2026, compared to $16.7 million at December 31, 2025. The increase was largely due to: (1) the addition of commercial real estate loans, with the largest relationship being local, secured by two campgrounds, which total $5.7 million, and the second largest being the addition of a $4.2 million owner-occupied commercial real estate loan secured by real estate and equipment, with a specific reserve established equal to the owner-occupied real estate loan exposure after a $1.2 million charge-off was recorded; (2) a net increase in repurchased government guaranteed loans totaling $2.2 million. The non-guaranteed portion of the loans originated with partial government guarantees increased $0.4 million for the nine months ended September 30, 2026, to $0.9 million. There are specific reserves of approximately 25% on the non-guaranteed government loans.
Refer to the “Allowance for Credit Losses - Loans” and “Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections above for more information related to nonperforming loans.
The following table presents the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the three months ended September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Three Months Ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Agricultural real estate	$—	$251	$—	$—	$—	$251	0.34%
Commercial and industrial	$—	$—	$613	$—	$—	$613	0.59%
The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (months)		Weighted Average Payment Delay (months)
Agricultural real estate	$—	—%	0		6
Commercial and industrial	$—	—%	3	4	0

The table below shows a summary of criticized loans, split by special mention, substandard and doubtful loans, for the past five quarters. Special mention loans decreased $10.8 million to $13.7 million at September 30, 2026, from $24.5 million at December 31, 2025, primarily due to the movement of loans to substandard. The largest were a $5.4 million loan secured by owner-occupied commercial real estate and equipment which moved to substandard in the third quarter, and the $4.2 million loan that moved to nonaccrual. Substandard loans increased $23.5 million to $44.9 million at September 30, 2026, from $21.4 million at December 31, 2025, primarily due to: (1) the movement of loans from special mention discussed above; (2) a local loan relationship totaling $5.7 million secured by two campgrounds; (3) a multi-use multi-family/retail loan of $2.7 million that had performed for 10 years; and (4) a net increase in repurchased government guaranteed loans totaling $2.8 million. Doubtful loans include a $2.7 million owner-occupied commercial real estate loan secured by real estate, with a specific reserve established equal to the loan exposure.
Special mention loans increased $11.6 million to $24.5 million at December 31, 2025, from September 30, 2025, largely due to increases in the fourth quarter of 2025, due to the addition of two loan relationships: (1) a $5.7 million relationship on three businesses, largely secured by real estate; and (2) a $5.3 million owner-occupied commercial real estate and equipment loan.

	(in thousands)
(Loan balance at unpaid principal balance)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Special mention loan balances	$13,654	$19,863	$25,894	$24,473	$12,920
Substandard loan balances	44,930	35,216	22,498	21,388	21,310
Doubtful loan balances	2,670	—	—	—	—
Criticized loans, end of period	$61,254	$55,079	$48,392	$45,861	$34,230
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
The fair market value of the Company’s MSR asset was $5.6 million at September 30, 2026, and $4.7 million at December 31, 2025.
The unpaid balances of one-to-four family residential real estate loans serviced for others as of September 30, 2026, and December 31, 2025, were $473.1 million and $474.0 million, respectively. The fair market value of the Company’s MSR asset as a percentage of its servicing portfolio at September 30, 2026, and December 31, 2025, was 1.18% and 0.98%, respectively.
Deposits. Total deposits increased $12.6 million during the nine months ending September 30, 2026, to $1.54 billion. The increase was largely due to the increase in commercial deposits and the decrease in public deposits, most of which are seasonal. Deposits by type for five quarters are detailed below:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Consumer deposits	$880,714	$884,335	$887,998	$889,109	$855,226
Commercial deposits	458,424	442,443	433,923	422,605	423,662
Public deposits	171,087	201,599	217,400	187,777	175,689
Wholesale deposits	26,467	26,040	26,301	24,608	25,977
Total deposits	$1,536,692	$1,554,417	$1,565,622	$1,524,099	$1,480,554
At September 30, 2026, the deposit portfolio composition was 57% consumer, 30% commercial, 11% public, and 2% wholesale deposits compared to 58% consumer, 28% commercial, 12% public and 2% wholesale deposits at December 31, 2025. Deposit composition by type for five quarters are detailed below:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Non-interest bearing demand deposits	$271,690	$274,822	$271,396	$264,394	$262,535
Interest bearing demand deposits	372,515	384,101	392,684	367,958	360,475
Savings accounts	138,208	145,390	152,487	151,525	157,317
Money market accounts	415,895	408,305	404,991	392,900	354,290
Certificate accounts	338,384	341,799	344,064	347,322	345,937
Total deposits	$1,536,692	$1,554,417	$1,565,622	$1,524,099	$1,480,554
Uninsured and uncollateralized deposits were $277 million, or 18% of total deposits, at September 30, 2026, and $324 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone at September 30, 2026, were $385 million, or 25% of total deposits, and $478 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $772 million, or 279% of uninsured and uncollateralized deposits at September 30, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 245% of uninsured and uncollateralized deposits.

Federal Home Loan Bank (FHLB) advances and Other Borrowings. A summary of Federal Home Loan Bank (FHLB) advances and other borrowings at September 30, 2026, and December 31, 2025, is as follows:

	September 30, 2026				December 31, 2025
	Stated Maturity	Amount	Range of Stated Rates		Stated Maturity	Amount	Range of Stated Rates
Federal Home Loan Bank advances (1), (2), (3)		$0	—%	—%		$0	—%	—%

Federal Home Loan Bank advances		$0				$0

Senior Notes (4)	2039	$12,000	6.00%	6.25%	2039	$12,000	6.00%	6.75%
	2040	$5,000	6.00%	6.25%	2040	$5,000	6.00%	6.25%
		$17,000				$17,000

Subordinated Notes (5)	2030	$0	—%	—%	2030	$0	—%	—%
	2032	35,000	4.75%	4.75%	2032	35,000	4.75%	4.75%
		$35,000				$35,000

Unamortized debt issuance costs		(75)				(196)
Total other borrowings		$51,925				$51,804

Totals		$51,925				$51,804
(1) The FHLB advances bear fixed rates, require interest-only monthly payments, and are collateralized by a blanket lien on pre-qualifying first mortgages, home equity lines, multi-family loans, and certain other loans which had pledged balances of $1,061.7 million and $1,017.6 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank’s available and unused portion under the FHLB borrowing arrangement was approximately $445.7 million compared to $433.7 million as of December 31, 2025.
(2) Maximum month-end borrowed amounts outstanding under this borrowing agreement were $0 million and $5.0 million, during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, respectively.
(3) There were no FHLB borrowings outstanding as of September 30, 2026 and December 31, 2025.
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
(b) The Company’s Subordinated Note Purchase Agreement entered into with certain purchasers in March 2022, which bears a fixed interest rate of 4.75% for five years. In April 2027, the fixed interest rate will be reset quarterly to equal the three-month term SOFR plus 329 basis points. The note is callable by the Company when, and any time after, the floating rate is initially set. Interest-only payments are due semi-annually each year during the fixed interest period and quarterly during the floating interest period.

There were no FHLB advances as of September 30, 2026, and December 31, 2025. The Bank has an irrevocable Standby Letter of Credit Master Reimbursement Agreement with the Federal Home Loan Bank. This irrevocable standby letter of credit (“LOC”) is supported by loan collateral as an alternative to directly pledging investment securities on behalf of a municipal customer as collateral for their interest-bearing deposit balances. The Bank’s current unused borrowing capacity, supported by loan collateral as of September 30, 2026, is approximately $445.7 million.
At September 30, 2026, and December 31, 2025, the Bank had the ability to borrow $21.6 million and $24.5 million from the Federal Reserve Bank of Minneapolis. The borrowing capacity is based on mortgage-backed securities pledged with a carrying value of $30.6 million and $32.1 million as of September 30, 2026, and December 31, 2025, respectively. There were no related Federal Reserve borrowings outstanding as of September 30, 2026, or December 31, 2025.
The Bank maintains two unsecured federal funds purchased lines of credit with banking partners which total $70 million. These lines bear interest at the lender banks announced daily federal funds rate, mature daily, and are revocable at the discretion of the lending institution. There were no borrowings outstanding on these lines of credit as of September 30, 2026, or December 31, 2025.
See Note 7, “Federal Home Loan Bank Advances and Other Borrowings” for more information.
Stockholders’ Equity. Stockholders’ equity was $190.7 million at September 30, 2026, compared to $187.9 million at December 31, 2025. The increase in stockholders’ equity was primarily attributable to net income of $10.3 million for the nine-month period ended September 30, 2026, partially offset by: (1) the three quarterly cash dividends paid to common stockholders of $0.105 per share or $3.0 million; (2) an increase from December 31, 2025, in net unrealized losses from the AFS securities portfolio reflected in accumulated other comprehensive income of $3.0 million; and (3) common stock repurchases of $1.6 million.
The Company repurchased approximately 70,000 shares of common stock in the quarter ended September 30, 2026. As of September 30, 2026, approximately 412 thousand shares remain available for repurchase under the September 2026 share repurchase authorization. The timing and amount of any share repurchases under the new authorization will be determined by management based on market conditions and other considerations. The new share repurchase authorization does not obligate the Company to repurchase any shares of its common stock.
Liquidity and Asset / Liability Management. Liquidity management refers to our ability to ensure cash is available in a timely manner to meet loan demand, depositors’ needs, and meet other financial obligations as they become due without undue cost, risk, or disruption to normal operating activities. We manage and monitor our short-term and long-term liquidity positions and needs through a regular review of maturity profiles, funding sources, and loan and deposit forecasts to minimize funding risk. A key metric we monitor is our liquidity ratio, calculated as cash and unpledged securities portfolio divided by total assets. At September 30, 2026, our on-balance sheet liquidity ratio was 13.1% and was 14.8% at December 31, 2025.
There are no material customers or industry deposit concentrations. At September 30, 2026, the deposit portfolio composition was 57% consumer, 30% commercial, 11% public, and 2% wholesale deposits compared to 58% consumer, 28% commercial, 12% public and 2% wholesale deposits at December 31, 2025.
Uninsured and uncollateralized deposits were $277 million, or 18% of total deposits, at September 30, 2026, and $324 million, or 21% of total deposits, at December 31, 2025. Uninsured deposits alone, i.e., excluding fully secured government deposits, at September 30, 2026, were $277 million, or 18% of total deposits, and $478 million, or 31% of total deposits at December 31, 2025.
On-balance sheet liquidity, collateralized new borrowing capacity, and uncommitted federal funds borrowing availability was $772 million, or 279% of uninsured and uncollateralized deposits at September 30, 2026. At December 31, 2025, on-balance sheet liquidity, collateralized new borrowing capacity and uncommitted federal funds availability totaled $792 million, or 245% of uninsured and uncollateralized deposits.
Our primary sources of funds are deposits, amortization, prepayments and maturities on the investment and loan portfolios and funds provided from operations. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Although $320.7 million of our $338.4 million (94.8%) CD portfolio will mature within the next 12 months, we have historically retained a majority of our maturing CD’s.

On July 7, 2025, the Board of Directors approved the redemption of the entire $15 million balance of the 6% subordinated debentures due September 1, 2030, which were scheduled to reprice on September 1, 2025, to SOFR + 591 bps. The redemption occurred on September 1, 2025.
We maintain access to additional sources of funds including FHLB borrowings and lines of credit with the Federal Reserve Bank, and our correspondent banks. We utilize FHLB borrowings to leverage our capital base, to provide funds for our lending and investment activities, and to manage our interest rate risk. Our borrowing arrangement with the FHLB calls for pledging certain qualified real estate, commercial and industrial loans, and borrowing up to 75% of the value of those loans, not to exceed 35% of the Bank’s total assets. Currently, we have approximately $445.7 million available to borrow under this arrangement, supported by loan collateral as of September 30, 2026. We also had borrowing capacity of $21.6 million at the Federal Reserve Bank. The Bank maintains $70 million of uncommitted federal funds purchased lines with correspondent banks as part of our contingency funding plan. While the Bank does not have formal brokered certificate lines of credit with counterparties at September 30, 2026, we believe that the Bank could access this market based on dialogue with selected brokers used in the past, which provides an additional potential source of liquidity, as further evidenced by access to this market during the past four quarters. See Note 7, “Federal Home Loan Bank and Other Borrowings” of “Notes to Consolidated Financial Statements” which are included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Form 10-Q, for further detail.
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
Off-Balance Sheet Arrangements. In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, issued to meet customer financial needs. Such financial instruments are recorded in the financial statements when they become payable. These instruments include unused commitments for lines of credit, overdraft protection lines of credit and home equity lines of credit, as well as commitments to extend credit. As of September 30, 2026, the Company had approximately $214.4 million in unused loan commitments, compared to approximately $198.8 million in unused commitments as of December 31, 2025. In addition, there are $2.7 million of commitments for contributions of capital to an SBIC and an investment company at September 30, 2026. These commitments totaled $3.2 million at December 31, 2025.

Capital Resources. As of September 30, 2026, and December 31, 2025, the amounts and ratios for our capital levels are noted below for the Bank and the Company.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Bank:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2026 (Unaudited)
Total capital (to risk weighted assets)	$223,378	14.6%	$122,722	> =	8.0%	$153,402	> =	10.0%
Tier 1 capital (to risk weighted assets)	204,113	13.3%	92,041	> =	6.0%	122,722	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	204,113	13.3%	69,031	> =	4.5%	99,712	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	204,113	11.3%	71,944	> =	4.0%	89,930	> =	5.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$212,898	14.6%	$116,492	> =	8.0%	$145,615	> =	10.0%
Tier 1 capital (to risk weighted assets)	194,639	13.4%	87,369	> =	6.0%	116,492	> =	8.0%
Common equity tier 1 capital (to risk weighted assets)	194,639	13.4%	65,527	> =	4.5%	94,650	> =	6.5%
Tier 1 leverage ratio (to adjusted total assets)	194,639	11.3%	68,711	> =	4.0%	85,888	> =	5.0%
At September 30, 2026, and December 31, 2025, the Bank was categorized as “Well Capitalized” under Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.
Below are the amounts and ratios for our capital levels as of the dates noted below for the Company:

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
As of September 30, 2026 (Unaudited)
Total capital (to risk weighted assets)	$228,978	14.9%	$122,959	> =	8.0%
Tier 1 capital (to risk weighted assets)	174,676	11.4%	92,219	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	174,676	11.4%	69,165	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	174,676	9.7%	72,061	> =	4.0%
As of December 31, 2025 (Audited)
Total capital (to risk weighted assets)	$222,910	15.3%	$116,686	> =	8.0%
Tier 1 capital (to risk weighted assets)	169,621	11.6%	87,514	> =	6.0%
Common equity tier 1 capital (to risk weighted assets)	169,621	11.6%	65,636	> =	4.5%
Tier 1 leverage ratio (to adjusted total assets)	169,621	9.9%	68,806	> =	4.0%

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

The following table sets forth, at September 30, 2026 and December 31, 2025, an analysis of our interest rate risk as measured by the estimated changes in Economic Value of Equity (“EVE”) resulting from an immediate and permanent shift in the yield curve (up 300 basis points and down 200 basis points).

	Percent Change in Economic Value of Equity (EVE)
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2026	At December 31, 2025

+300 bp	3%	6%
+200 bp	2%	4%
+100 bp	1%	2%
-100 bp	(1)%	(4)%
-200 bp	(3)%	(8)%
(1)Assumes an immediate and parallel shift in the yield curve at all maturities.
Our overall interest rate sensitivity is demonstrated by net interest income shock analysis, which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in our net interest income over the next 12 months in the event of an immediate and parallel shift in the yield curve (up 300 basis points and down 200 basis points). The table below presents our projected change in net interest income for the various rate shock levels at September 30, 2026, and December 31, 2025.

	Percent Change in Net Interest Income Over One Year Horizon
Change in Interest Rates in Basis Points (“bp”) Rate Shock in Rates (1)	At September 30, 2026	At December 31, 2025

+300 bp	(5)%	(4)%
+200 bp	(4)%	(2)%
+100 bp	(2)%	(1)%
-100 bp	(1)%	(1)%
-200 bp	1%	(1)%
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
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives. We carried out an evaluation as of September 30, 2026, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting related to review of specific reserve calculations for collateral-dependent loans was identified in our internal control over financial reporting as of September 30, 2026. Specifically, management did not design and maintain controls over the completeness and accuracy of collateral amounts incorporated into the specific reserve calculations, resulting in a risk that the allowance for credit losses could be materially misstated. This material weakness resulted in an out of period adjustment to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2026.
Remediation Plans for Material Weakness
Our management, under the oversight of the Audit Committee of our Board of Directors, is in the process of designing and implementing changes and enhancements in processes and controls to remediate the material weakness in internal control over financial reporting related to review of specific reserve calculations for collateral-dependent loans. Our enhanced design includes expanding existing review procedures of periodic collateral analyses on collateral dependent loans, to verify that collateral values are based on the proper collateral, reconciled to all applicable sources including the note agreement, recorded mortgage, appraisal, and the loan accounting system.
This material weakness will not be considered remediated until management completes its remediation plans and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will monitor the effectiveness of our remediation plans and will continue to refine our remediation plans as appropriate. Notwithstanding the material weakness noted above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our unaudited interim consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.LEGAL PROCEEDINGS
In the normal course of business, the Company and/or the Bank occasionally become involved in other various legal proceedings. In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.RISK FACTORS
The information in this Form 10-Q should be read in conjunction with the risk factors described in “Risk Factors” in Item 1A of our 2025 10-K, Item 1A in Part II of our 2Q26 10-Q, and the information under “Forward-Looking Statements” in this Form 10-Q and in our 2025 10-K.
There have been no material changes from the risk factors as previously disclosed in “Risk Factors” in Item 1A of our 2025 10-K, as amended by Item 1A in Part II of our 2Q26 10-Q, except as described below:
Failure to maintain an effective system of internal control and disclosure controls and procedures could have a material adverse effect on our results of operations, financial condition and stock price. As disclosed in Part I - Item 4. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting and, as a result, concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2026. We are currently working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses. If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, prejudice our ability to meet NASDAQ listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.
Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.
On September 2, 2026, the Board of Directors authorized a stock repurchase program of 5% of the outstanding shares on that date, or 482,500 shares, in open market or private transactions which replaced the previous stock repurchase authorization that expired on July 23, 2026. During the quarter ended September 30, 2026, approximately 70,000 shares were repurchased under this program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	112,867
August 1, 2026 - August 31, 2026	—	$—	—	—
September 1, 2026 - September 30, 2026	70,000	$22.02	70,000	412,500
Total	70,000	$22.02	70,000
Item 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.
Item 5.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our Section 16 officers or directors adopted, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K during the covered period.

Item 6.EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS COMMUNITY BANCORP, INC.

Date: November 9, 2026	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi
Chief Executive Officer

Date: November 9, 2026	By:	/s/ James S. Broucek
James S. Broucek
Chief Financial Officer